Form 10-Q
period 2013-03-31
TAMINCO Corp
filed 2013-05-14
CIK 1547063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission file number 333-185244

TAMINCO CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	45-4031468
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Two Windsor Plaza, Suite 411

7540 Windsor Drive

Allentown, Pennsylvania 18195

(Address of principal executive offices)

(610) 366-6730

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were approximately 65,228,201 shares of common stock outstanding at May 14, 2013.

TAMINCO CORPORATION

Forward-Looking Statements

Any statements made in this presentation that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the federal securities laws, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions. These forward-looking statements are contained throughout this presentation, and are included in our prospectus in the sections entitled “Prospectus Summary,” “Risk Factors,” “Capitalization,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business”. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this presentation, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If we do update one or more forward-looking statements, there should be no inference that we will make additional updates with respect to those or other forward looking statements.

TAMINCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, except share amounts)

(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	January 1 through February 14, 2012
Net Sales	$310	$139	$144
Cost of Sales	253	131	111

Gross Profit	57	8	33
Selling, general and administrative expense	15	8	66
Research and development expense	3	3	1
Other operating expense	2	40	1

Operating income (loss)	37	(43)	(35)
Interest expense	24	11	8
Other non-operating (income) expense, net	(2)	4	2

Income (loss) before income taxes and equity in earnings	15	(58)	(45)
Income tax expense (benefit)	6	(16)	9

Income (loss) before results from equity in earnings	9	(42)	(54)
Equity in losses of unconsolidated entities	1	1	—

Net income (loss) for the period	$8	$(43)	$(54)

Net income (loss) per common share:
Basic	$0.16	$(0.88)	$(0.05)
Diluted	$0.16	$(0.88)	$(0.05)
Weighted average number of common shares outstanding:
Basic	49,280,729	49,009,139	1,000,000,000
Diluted	49,520,563	49,009,139	1,000,000,000

See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	January 1 Through February 14, 2012
Net income (loss) for the period	$8	$(43)	$(54)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(11)	(18)	—
Net pension and other postretirement benefit adjustments	—	—	—

Other comprehensive loss, net of tax	(11)	(18)	—

Total comprehensive loss	$(3)	$(61)	$(54)

See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$94	$67
Trade receivables, net of allowance for doubtful accounts of $1.6 and $1.9 in 2013 and 2012, respectively	85	73
Related parties receivables	—	1
Inventories	116	126
Deferred income taxes	5	4
Prepaid expenses and other current assets	17	13
Income tax receivable	1	13

Total current assets	318	297
Property, plant and equipment, net	431	434
Equity method investment	19	20
Intangible assets, net	563	586
Goodwill	447	453
Capitalized debt issuance costs	56	57

Total assets	$1,834	$1,847

Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$6	$6
Trade payables	82	80
Income taxes payable	—	4
Other current liabilities	58	51
Deferred income taxes	—	2

Total current liabilities	146	143
Long-term debt	1,148	1,155
Deferred income taxes	244	249
Long-term pension and post retirement benefit obligations	16	16
Other liabilities	9	13

Total liabilities	1,563	1,576

Common stock ($0.001 par value, 90,824,000 shares authorized, 49,438,727 shares issued and outstanding at March 31, 2013; 49,188,071 shares authorized and issued at December 31, 2012)	—	—
Additional paid-in capital	301	298
Retained earnings	(20)	(28)
Accumulated other comprehensive (loss)/income	(10)	1

Total stockholders’ equity	271	271

Total liabilities and equity	$1,834	$1,847

See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	January 1 through February 14, 2012
Cash flows provided by operating activities
Net income (loss)	$8	$(43)	$(54)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28	12	7
Deferred tax provision	(4)	(14)	5
Other non-cash adjustments:
Posting share options	—	—	60
Loss from equity method investment	1	1	—
Amortization of debt-related costs	2	—	—
Accrued interest on related party loans	—	—	5
Net change in assets and liabilities:
(Increase)/Decrease in accounts receivable	(13)	(21)	11
(Increase)/Decrease in inventories	9	(1)	5
Increase/(Decrease) in accounts payable	4	2	15
(Increase)/Decrease in other current assets	8	6	(3)
Increase/(Decrease) in other current liabilities	10	(25)	6
Increase/(Decrease) in other non-current liabilities	(4)	6	(13)

Net cash flows provided by (used for) operating activities	49	(77)	44

Cash flows used in investing activities
Acquisition of Taminco Group Holdings S.à.r.l., net of cash acquired	—	(155)	—
Purchase of property, plant and equipment	(12)	(10)	(6)
Purchase of intangible assets	(1)	(1)	—

Net cash flows used in investing activities	(13)	(166)	(6)

Cash flows used in financing activities
Proceeds from borrowings	—	908	—
Repayments of borrowings	(1)	(1,121)	—
Capital contribution	—	540	—
Return of capital	(7)	—	—
Sale of common stock	3	—	—
Payments of debt issuance costs	(2)	(51)	—

Net cash flows from / (used in) financing activities	(7)	276	—

Effect of exchange rate change on cash and cash equivalents	(2)	1	2
Net increase in cash and cash equivalents	29	33	38
Cash and cash equivalents, beginning of period	67	—	131

Cash and cash equivalents, end of period	$94	$34	$171

Supplemental Cash Flow Information:
Interest paid	$5	$—	$1
Income tax payments, net	$2	$6	$—

See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In Millions)

(Unaudited)

	Total Equity (Deficit)	Non- Controlling Interests	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid In Capital
Predecessor
Balance at December 31, 2011	$(32)	$—	$(24)	$(22)	$14	$—
Net loss	(54)	—	(54)	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—
Unrealized net gain on available for sale securities	—	—	—	—	—	—
Pension and other postretirement benefit adjustments	—	—	—	—	—	—

Balance at February 14, 2012	$(86)	$—	$(78)	$(22)	$14	$—

Successor
Balance at January 1, 2012	$—	$—	$—	$—	$—	$—
Capital contribution	540	—	—	—	—	540
Stock compensation expense	—	—	—	—	—	—
Return of capital	(243)	—	—	—	—	(243)
Net loss	(28)	—	(28)	—	—	—
Other comprehensive income (loss), net of tax	1	—	—	1	—	—
Issuance of common stock	1	—	—	—	—	1

Balance at December 31, 2012	$271	$—	$(28)	$1	$—	$298

Issuance of common stock	3	—	—	—	—	3
Net income	8	—	8	—	—	—
Other comprehensive income (loss), net of tax	(11)	—	—	(11)	—	—

Balance at March 31, 2013	$271	$—	$(20)	$(10)	$—	301

See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Background and Basis of Preparation

Taminco Corporation, a Delaware corporation (“Taminco”) formerly known as Taminco Acquisition Corporation, incorporated on December 12, 2011, is a holding company for its wholly owned subsidiary, Taminco Intermediate Corporation (“TIC”). TIC is a holding company for its wholly owned subsidiary, Taminco Global Chemical Corporation, a Delaware corporation (“TGCC”), and its subsidiaries (Taminco, TIC and TGCC and its subsidiaries being referred to herein collectively as the “Company”).

On December 15, 2011, an affiliate of Apollo Global Management, LLC (the “Purchaser” or “Apollo”) entered into a share purchase agreement (the “Acquisition”) with CVC Capital Partners (the “Seller”) pursuant to which TGCC acquired all of the issued share capital of Taminco Group Holdings S.à r.l. and its subsidiaries (collectively, the “Predecessor”) for a total consideration, including assumed indebtedness, of approximately $1.4 billion. The Acquisition was finalized on February 15, 2012. Therefore, the 2012 condensed consolidated statement of operations, statement of comprehensive income, statement of changes in equity and statement of cash flows are presented for two periods: January 1, 2012 through February 14, 2012 (“Predecessor”) and January 1, 2012 through March 31, 2012 (“Successor”), which relate to the period immediately preceding and succeeding the Acquisition, respectively. The statement of financial position of Taminco as of December 31, 2012 is nominal and the results of operations and cash flows of Taminco for the period from January 1, 2012 until February 14, 2012 (period prior to the Acquisition) consists solely of Acquisition related costs. The results of the Successor are not comparable to the results of the Predecessor as the acquired assets and liabilities have been subsequently remeasured at fair market value.

For periods prior to February 15, 2012, references to the Company refer to the Predecessor. For periods subsequent to February 15, 2012, references to the Company refer to Taminco and its direct and indirect subsidiaries.

The principal activity of the Company is to produce alkylamines and derivatives, key building blocks in an array of chemical products that have a wide range of applications. These alkylamines and alkylamine derivatives are used by Taminco’s customers in the manufacturing of products, primarily for the agriculture, water treatment, personal and home care, animal nutrition and oil and gas end-markets.

The Company currently operates seven plants worldwide dedicated to the production of alkylamines and alkylamine derivatives, including two larger facilities in the United States and in Europe, a joint venture facility with Mitsubishi Gas Chemical Company and certain of its affiliates (the “MGC Group”) in China, and two other 100% Taminco-owned facilities in China.

2. Significant Accounting Policies

In management’s opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2013 and December 31, 2012 and the results of operations, comprehensive income/(loss) and cash flows for the three months ended March 31, 2013 and 2012. The condensed consolidated financial statements and management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s audited financial statements, for the fiscal year ended December 31, 2012, included in the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 15, 2013. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Earnings Per Common Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of shares outstanding for the period, adjusted for the effect of an assumed exercise of all dilutive options outstanding at the end of the period.

The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012:

Basic Earnings Per Common Share Computation	Successor		Predecessor(
(In millions except share data)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	January 1 through February 14, 2012
Net income (loss) for the period	$8	$(43)	$(54)
Weighted average common shares outstanding	49,280,729	49,009,139	1,000,000,000

Earnings per common share - Basic	$0.16	$(0.88)	$(0.05)

Diluted Earnings Per Common Share Computation	Successor		Predecessor
(In millions except share data)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	January 1 through February 14, 2012
Net income (loss) for the period	$8	$(43)	$(54)
Weighted average common shares outstanding	49,280,729	49,009,139	1,000,000,000
Incremental shares from assumed exercise of dilutive options from Stock-based compensation awards	239,833	—	—

Earnings per common share - Diluted	$0.16	$(0.88)	$(0.05)

Options to purchase 0.2 million shares of common stock outstanding during the three months ended March 31, 2013 were not included in the computation of diluted earnings per common share as the effect would be anti-dilutive. No options to purchase shares of common stock were outstanding at March 31, 2012.

Recently Adopted Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This update further clarified the guidance previously issued under ASU No. 2011-11, which required both gross and net presentation of offsetting assets and liabilities. The new requirements were effective retrospectively for fiscal years beginning on or after January 1, 2013, and for interim periods within those fiscal years. As the guidance impacted disclosure requirements only, the Company’s adoption of the guidance on January 1, 2013 did not have an impact on its results of operations, financial position or cash flows.

3. Reclassifications from accumulated other comprehensive income

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance was issued in response to ASU No. 2011-05 and required disclosure of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items of net income, if the amounts reclassified are required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period. For other amounts not required to be reclassified to net income in their entirety in the same reporting period, or when a portion of the amount is reclassified to a balance sheet account instead of directly to income or expense, a cross reference to the related footnote disclosures for additional information should be provided. The new requirements were effective prospectively for fiscal years beginning on or after December 15, 2012, and for interim periods within those fiscal years. As the guidance impacted disclosure requirements only, the Company’s adoption of the guidance on January 1, 2013 did not have an impact on its results of operations, financial position or cash flows.

(in millions)	Foreign Currency Translation Adjustments	Pension Liability Adjustments	Total
Balance at December 31, 2011	—	—	—

Other comprehensive loss before reclassifications	$(18)	—	$(18)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Net decrease in other comprehensive income (loss)	$(18)	—	$(18)

Balance at March 31, 2012	$(18)	—	$(18)

In millions	Foreign Currency Translation Adjustments	Pension Liability Adjustments	Total
Balance at December 31, 2012	$2	$(1)	$1

Other comprehensive loss before reclassifications	$(11)	$—	$(11)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Net decrease in other comprehensive income (loss)	$(11)	$—	$(11)

Balance at March 31, 2013	$(9)	$(1)	$(10)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Amortization of defined benefit pension items
Actuarial gains/(losses)	—	(a)	Cost of Sales, Selling, general and administrative expense

	—	(a)	Total before tax
	—		Tax (expense) or benefit

Total reclassifications for the period, net of tax	—

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost

4. Acquisition of Taminco

On December 15, 2011, the “Purchaser” entered into a share purchase agreement with the “Seller” pursuant to which the Company acquired all of the issued share capital of the Predecessor and its subsidiaries for a total consideration of approximately $1.4 billion including assumed indebtedness of approximately $1.1 billion. The Acquisition was consummated on February 15, 2012.

Purchase Price Allocation

We accounted for the Acquisition in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) 805, “Business Combinations”, whereby the acquired assets and liabilities assumed are initially recorded at fair value.

In accordance with the provisions of ASC 805, the total purchase price was assigned to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Cash	$171
Inventory	133
Accounts receivable	73
Property, plant and equipment	412
Intangible assets	636
Goodwill	452
Other long term assets	21

Total assets	1,898

Current liabilities	157
Long term debt	1,108
Other long term liabilities	307

Total liabilities	1,572

Net assets acquired	$326

Other long-term liabilities assumed are primarily comprised of net noncurrent deferred tax liabilities of $276 million and other accruals of $31 million.

Inventory held by the Company includes a fair value adjustment of $22 million. The Company expensed this amount by June 30, 2012 as the acquired inventory was sold.

Property, plant and equipment include a fair value adjustment of $200 million and consist of land, buildings, plant and equipment. Depreciable lives range from 15 years for buildings and from 5 to 15 years for plant and equipment.

The final fair values assigned to intangible assets were determined through the use of the income approach, specifically the relief from royalty method and the multi-period excess earnings method. Both valuation methods rely on management’s judgments, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates as well as other factors. The valuation of tangible assets was derived using a combination of the income approach, the market approach and the cost approach. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets, estimated selling prices, costs to complete and reasonable profit.

The Acquisition related intangible asset valuations are as follows ($ in millions):

	Estimated Useful Lives	As of the Acquisition
Regulatory costs	3 years	$6
Customer relationships	12 years	346
Technology, patents and license costs	10 years	94
Various Contracts	8 years	186
Leasehold Improvements	44 years	4

Total Intangible Assets at Acquisition		$636

Supplementary Pro Forma Information

The unaudited pro forma combined statements of operations for the three months ended March 31, 2012 have been derived from our historical condensed consolidated financial statements and have been prepared to give effect to the Acquisition, assuming that the Acquisition occurred on January 1, 2012.

The unaudited pro forma combined statements of operations for the three months period ended March 31, 2012 have been adjusted to reflect:

•	additional depreciation and amortization that resulted from changes in the estimated fair value of assets and liabilities;

•	increase of the interest expense resulting from new indebtedness incurred in connection with the Acquisition; and

•	incremental operating expenses, representing the annual management fee to be paid by the Company to Apollo.

			For the Three Months Ended March 31, 2012
	Predecessor	Successor
(In millions, except per share amounts)	January 1 through February 14, 2012	Three Months Ended March 31, 2012	Adjustments	Pro Forma Combined
Net sales	$144	$139	$—	$283

Net loss	$(54)	$(43)	$(6)	$(103)

Net loss per common share:
Basic	$(0.05)	$(0.88)		$(2.10)
Diluted	$(0.05)	$(0.88)		$(2.10)

The pro forma combined financial information is based on the Company’s assignment of purchase price. Pro forma results do not include any anticipated synergies or other anticipated benefits of the Acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative or either future results of operations or results that might have been achieved had the Acquisition occurred in January 1, 2012. The pro forma combined results above include transaction costs and share-based compensation charges of $42 million and $60 million, respectively, that were directly related to the Acquisition.

5. Accounts Receivable

Allowances for doubtful accounts were $1.6 million and $1.9 million at March 31, 2013 and December 31, 2012, respectively, and mainly related to the receivables not sold. Total bad debt expense for the three months ended March 31, 2013 was a benefit of $0.3 million. Total bad debt expense for the Predecessor period from January 1 through February 14, 2012 was $0 and for the three months ended March 31, 2012 were $0.0 million, respectively.

The Company has a Non-Recourse Factoring Facility with BNP Paribas Fortis Factor NV, which we use to manage fluctuations in our trade working capital (the “Non-Recourse Factoring Facility”). The Non-Recourse Factoring Facility has a limit of $192 million (the U.S. Dollar equivalent of the €150 million commitment amount as of March 31, 2013) and applies to the eligible accounts receivable in the United States and Belgium. The arrangement contains limitations as to the amount of eligible receivables that any one debtor can be factored at any moment in time. The limit is usually 15% of the amount of outstanding eligible receivables with the exception of certain specific debtors, where this limit is 30%. The total amount of eligible receivables insured by BNP Paribas Fortis Factor NV sold during the three months ended March 31, 2013 was $209.5 million. The total amount of eligible receivables sold during the Predecessor period from January 1 through February 14, 2012 was $94.3 million and for the three months ended March 31, 2012 were $108.4 million. The Company sells the receivables at face value but receives actual funding net of a deposit account (approximately 85%) until collections are received from customers for the receivables sold.

The costs associated with the Non-Recourse Factoring Facility consist of a commission fee on the factored receivables and an interest charge on the amount drawn under the facility. The commission fee for the three months ended March 31, 2013, for the Predecessor period ended February 14, 2012, and Successor period ended March 31, 2013 were $0.3 million, $0.2 million, and $0.1 million, respectively. The commission fee is included in selling, general and administrative expense on the income statement. The interest charge for the three months ended March 31, 2013, for the Predecessor Period ended February 14, 2012 and Successor period ending March 31, 2013 were $0.4 million, $0.1 million and $0.1, respectively. The factored receivables are removed from the accounts receivables balance in accordance with guidance under ASC topic 860, Transfers and Servicing. The amount drawn under the Non-Recourse Factoring Facility was $91 million at March 31, 2013 and $86 million at December 31, 2012.

As part of the program, the Company continues to service the receivables. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss was recorded. The Company estimates the fair value using inputs based on historical and anticipated performance of similar receivables, including historical and anticipated credit losses. The Company is exposed to credit losses on sold receivables up to the amount of the deposit amount. Credit losses for receivables sold and past due amounts outstanding for the three months ended March 31, 2013 and March 31, 2012 were both immaterial.

6. Inventories

Inventories consisted of the following components (in millions):

	March 31, 2013	December 31, 2012
Finished goods and work-in-process	$94	$98
Raw materials and supplies	$22	$28

Total Inventories	$116	$126

Total inventories are presented net of an allowance for excess and obsolete inventory of $2 million and $2 million at March 31, 2013 and December 31, 2012, respectively.

7. Property, Plant and Equipment

Property, plant and equipment, at cost, and the related accumulated depreciation were as follows (in millions):

	March 31, 2013	December 31, 2012
Land and improvements	$33	$33
Buildings, structures and related improvements	37	37
Plant, machinery and equipment	376	362
Furniture and vehicles	3	3
Construction-in-process	26	31
Software applications	7	7

	482	473
Less accumulated depreciation	(51)	(39)

Total Property, Plant and Equipment, Net	$431	$434

Total depreciation expense (excluding capital lease depreciation) for the three months ended March 31, 2013 and 2012 (Successor period) was $11 million and $10 million, respectively. Total depreciation expense (excluding capital lease depreciation) for the period from January 1 through February 14, 2012 (Predecessor period) was $3 million.

8. Goodwill and Intangible Assets

Goodwill by segment and changes in the carrying amount are as follows (in millions):

	Functional Amines	Specialty Amines	Crop Protection	Total

Balance at January 1, 2012	—	—	—	—
Business acquisitions(1)	165	153	134	452
Foreign currency translation	1	—	—	1

Balance at December 31, 2012	166	153	134	453
Foreign currency translation	(2)	(2)	(2)	(6)

Balance at March 31, 2013	$164	$151	$132	$447

(1)	Represents the goodwill established during the Acquisition of the Predecessor.

Intangible assets are as follows (in millions):

		March 31, 2013			December 31, 2012
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Leasehold interest	44 years	$4	$—	$4	$4	$—	$4
Regulatory costs	3 years	9	(3)	6	9	(2)	7
Customer relationships	12 years	341	(31)	310	347	(24)	323
Technology, patents and license costs	10 years	93	(10)	83	94	(8)	86
Various contracts	8 years	186	(26)	160	186	(20)	166

Total intangible assets		$633	$(70)	$563	$640	$(54)	$586

Intangible asset amortization expense is as follows (in millions):

	Successor		Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	January 1 through February 14, 2012
Regulatory costs	$1	$—	$1
Customer relationships	7	1	1
Technology, patents and license costs	3	—	1
Various Contracts	6	1	1

Total amortization expense	$17	$2	$4

Based on the Company’s amortizable intangible assets as of March 31, 2013, the Company expects related amortization expense for the five succeeding years to approximate $67 million annually.

9. Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Payroll and benefits	$11	$12
Taxes other than income taxes	3	3
Accrued interest	27	11
Distribution payable	—	7
Accrued charges	17	18

Total other current liabilities	$58	$51

10. Restructuring Reserve

The following table sets forth the changes in the restructuring reserve (in millions):

Total
Predecessor
Balance at December 31, 2011	10

Incurred and charged to expense	1
Cash payments	(2)

Successor
Balance at January 1, 2012	—
Business acquisition	11
Incurred and charged to expense	—
Cash payments	(5)

Balance at December 31, 2012	6

Incurred and charged to expense	—
Cash payments	(1)

Balance at March 31, 2013	$5

The remaining accrual of $5 million primarily relates to a restructuring provision following the decision in August 2011 to close the MIPA (monoisopropylamine) production facility of Taminco Comércio e Industría de Aminas Ltda. located in Camaçari, Bahia, Brazil. The provision is an estimate for all costs related to the closure such as employee termination indemnities, early termination indemnity of raw material and utilities supply contracts and cleaning costs to make the site available for sale. The operating business of the MIPA facility has moved to the production facility in St. Gabriel, Louisiana. The MIPA business is now managed through the North American business. The 2011 restructuring affected the Functional Amines segment.

The restructuring accrual at March 31, 2013 consists of the following amounts:

Supplier termination expense	$1
Severance liabilities	2
Other expenditures	2

Total	$5

11. Short and Long-Term Debt

Total indebtedness is as follows (in millions):

	March 31, 2013	December 31, 2012
Senior Secured Credit Facilities
Term loan credit facility - USD - $350 million	$346	$347
Term loan credit facility - EUR - €120 million	152	157
Second-Priority senior secured 9.75% notes due 2020, $ 400 million	400	400
Senior PIK Toggle 9.125% Notes due 2017, $ 250 million	248	248
Capital and financing lease obligations	8	9

Total	1,154	1,161
Less current maturities	(6)	(6)

Total Long-term debt	$1,148	$1,155

As of March 31, 2013, the total capacity and available capacity under the Company’s borrowing arrangements were as follows (in millions):

	Interest Rate		Expiration Date	Total Capacity	Available Capacity
Senior Secured Credit Facilities
Revolving credit facility - USD - $200 million	(1	)(2)	February 15, 2017	$200	$197
Senior PIK Toggle Notes	9.125%		December 15,2017	248	—
Term loan credit facility - USD - $350 million	(1	)(3)	February 15, 2019	346	—
Term loan credit facility - EUR - €120 million	(1	)(4)	February 15, 2019	152
Second-Priority senior secured notes	9.75%		March 31, 2020	400	—

				$1,346	$197

(1)	Alternate base rate is 1.00%.
(2)	The applicable rate is determined by the First Lien Leverage Ratio. Below is table summarizing the applicable rate for the Revolving credit facility:

Revolving Credit Facility First Lien Leverage Ratio	ABR Spread for Revolving Loans	Eurocurrency Spread for Revolving Loans
Greater than or equal to 1.50 to 1.00	2.25%	3.25%
Less than 1.50 to 1.00 and greater than or equal to 1.00 to 1.00	2.00%	3.00%
Less than 1.00 to 1.00	1.75%	2.75%

(3)	The applicable rate for the Dollar term loan is 3.25% per annum.
(4)	The applicable rate for the Euro term loan is 3.50% per annum.

12. Stock-Based Compensation

A summary of our option activity is presented below (number of shares in millions):

	Time Vesting Options	Performance Vesting Options
Outstanding at December 31, 2012	1.37	2.15

Granted	—	—
Exercised	—	—
Vested	—	—
Forfeited	—	—

Outstanding at March 31, 2013	1.37	2.15

There were no options exercisable at March 31, 2013.

The total stock based compensation expense for stock options for the three months ended March 31, 2013 was $0.2 million.

As of March 31, 2013, there was approximately $6 million of unrecognized compensation cost related to the time vesting options and Approximately $3 million of unrecognized compensation cost related to performance based options issued. Unrecognized cost for the time vesting options will be recorded in future periods as compensation expense as the awards vest over the 8 year period from the date of grant with a remaining weighted average period of approximately 7 years. The unrecognized cost for the performance based options will be recorded when the achievement of the target internal rate of return measures are probable of occurring.

13. Financial Instruments and Derivatives

During the three months ended March 31, 2013 and 2012 (Successor Period) and the period from January 1 through February 14 (Predecessor period), the Company did not have any financial instruments or derivatives that were required to be valued at fair value on a recurring basis.

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The availability of observable inputs can vary from asset to asset and is affected by a wide variety of factors, including, for example, the type of asset, whether the asset is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level III. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, for the periods presented (in millions):

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
Senior Secured Credit Facilities
Revolving Credit Facility - USD - $200 million	$—	$—	$—	$—
Term loan Credit Facility - USD - $350 million	346	351	347	352
Term loan Credit Facility - EUR - €120 million	152	153	157	158
Second-Priority Senior Secured 9.75% Notes	400	446	400	440
Senior PIK Toggle Notes 9.125% Notes	248	251	248	246

(a)	The fair value of the Company’s indebtedness is categorized as Level II.

14. Related Parties

Transactions with Related Parties (Apollo Affiliates)

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three months ended March 31, 2013 and 2012, the Company recognized approximately $2 million and $1 million of Net Sales, respectively, and Cost of Sales related to purchases from related parties of $0.4 million and $0.4 million, respectively. As of March 31, 2013 and December 31, 2012, the net amounts due from related parties were nominal.

Apollo Management Fee Agreement

In connection with the Acquisition, Apollo Management VII, LP entered into a management fee agreement with the Company which allows Apollo and its affiliates to provide certain management consulting services to the Company. The Company pays Apollo an annual management fee for this service of approximately $4 million plus out-of-pocket costs and expenses in connection therewith. In 2012, the fee was prorated based on the date of the Acquisition. For the three month period ended March 31, 2013 and 2012, the Company has expensed approximately $1 million and $1 million in Apollo management fees, respectively. In addition to the management fee, the Company has recognized expenses paid to Apollo Global Securities, LLC related to the Acquisition amounting to approximately $15 million.

15. Other Operating Expenses

Other operating expense for the three month period ending March 31, 2013 and Successor period ending March 31, 2012 was $2 million and $40 million, respectively. Other operating expenses for the Predecessor period ended February 14, 2012 was $1 million. These amounts are primarily related to the recent Acquisition and include fees paid to our Sponsor, legal fees and general advisory fees.

16. Other Non-Operating (Income) Expense

Other non-operating income for the three month period ending March 31, 2013 consisted of approximately $2 million in benefits related to foreign exchange rates. Other non-operating expense for the three month period ending March 31, 2012 consisted of the loss of approximately $6 million on an Acquisition related foreign currency swap offset by approximately $2 million in gains related to foreign exchange rates. Other non-operating expense for the Predecessor period ended February 14, 2012 was approximately $2 million which primarily consisted of costs related to foreign exchange rates.

17. Equity Method Investments

Activity related to the Company’s 50% joint venture with MGC Group for the three months ended March 31, 2013 is as follows:

(In millions)	March 31, 2013
Beginning balance	$20
Acquisition	—
Loss from equity investments	(1)
Dividends received	—
Contributions to joint ventures	—
Currency exchange effects	—

Ending balance	$19

18. Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net sales and Adjusted EBITDA (a non-GAAP measure). Adjusted EBITDA consists of EBITDA, which is defined as net income (loss) before depreciation and amortization, interest (income) expense and income taxes, each of which is presented in the Company’s Condensed Consolidated Statements of Operations and adjusted for certain items as discussed below. The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. Business segment assets are the owned or allocated assets used by each business.

The Company is organized into three segments: Functional Amines, Specialty Amines, and Crop Protection.

•

Functional Amines. This segment serves the needs of external customers that use our alkylamines products as the integral element in their chemical processes for the production of formulated products applied in a variety of end-markets such as agriculture, personal & home care, animal nutrition, and oil & gas. Through this segment, we also produce basic amines, which are captively used as building blocks to produce our downstream derivatives through our Specialty Amines and Crop Protection segments, serving a variety of attractive, non-cyclical end-markets. Approximately 30% of the Functional Amines production is used internally and forms the basis of our vertically integrated model.

•

Specialty Amines. This segment sells alkylamine derivatives for use in the water treatment, personal & home care, oil & gas and animal nutrition end-markets, and specialty additives for use in the pharmaceutical, industrial coatings and metal working fluid end-markets. This segment is downstream from the Functional Amines segment and uses that segment’s production as one of its key raw materials. The Specialty Amines segment’s customers are typically large, multinational enterprises who are leading players in their industry.

•

Crop Protection. This segment sells alkylamine derivatives, active ingredients and formulated products for use in the agriculture and crop protection end-markets. The majority of the segment’s customers range from multinational crop protection and agricultural enterprises to large local farms.

The Company presents Adjusted EBITDA to enhance a prospective investor’s understanding of the results of operations and financial condition. EBITDA consists of profit for the period before interest, taxation, depreciation and amortization. Adjusted EBITDA consists of EBITDA and eliminates (i) transaction costs, (ii) restructuring charges, (iii) foreign currency exchange gains/losses, (iv) non-cash equity in earnings/losses of unconsolidated affiliates net of cash dividends received (v) stock option compensation and (vi) Sponsor management and director fees and expenses (Successor Period only). The Company believes that making such adjustments provides investors meaningful information to understand the operating results and the ability to analyze financial and business trends on a period-to-period basis consistent with how management views the business.

	Net Sales (1)
	Successor		Predecessor
(In millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	January 1 through February 14, 2012
Functional Amines	$140	$67	$64
Specialty Amines	133	54	61
Crop Protection	37	18	19

Total Sales	$310	$139	$144

(1)	No intersegment sales exist because the majority of the product is transferred at cost and is not sold between segments with a profit.

Products are transferred from the Functional Amines segment to the Specialty Amines segment at cost and therefore are not recorded as a sale. Accordingly, the Functional Amines segment does not reflect profit on products transferred to the Specialty Amines segment. Products are transferred from the Functional Amines segment to the Crop Protection segment on a basis intended to reflect as nearly as practicable, the market value of the products.

	Adjusted EBITDA
	Successor		Predecessor
(In millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	January 1 through February 14, 2012
Functional Amines	$32	$15	$15
Specialty Amines	22	12	9
Crop Protection	12	7	6

Total Adjusted EBITDA	$66	$34	$30

Reconciling items:
Transaction costs	—	(67)	—
Restructuring charges	—	—	—
Foreign exchange gains/(losses)	2	(1)	—
Losses of equity method investment	(1)	(1)	—
Stock option compensation	—	—	(60)
Apollo fees	(1)	(1)	—
Depreciation and amortization	(28)	(12)	(7)
Interest expense, net	(24)	(11)	(8)
Income tax (expense)/benefit	(6)	16	(9)

Net income (loss)	$8	$(43)	$(54)

The following table is depreciation and amortization by segment:

	Depreciation and Amortization
	Successor		Predecessor
(In millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	January 1 through February 14, 2012
Functional Amines	$9	$4	$4
Specialty Amines	16	6	2
Crop Protection	3	2	1

Total Depreciation and Amortization	$28	$12	$7

The following table is total assets by segment:

	Total Assets
(In millions)	March 31, 2013	December 31, 2012
Functional Amines	$672	$685
Specialty Amines	598	608
Crop Protection	372	381
Corporate	192	173

Total Assets	$1,834	$1,847

The assets per segment include investments in equity method investees and expenditures for long lived assets.

19. Commitments and Contingencies

The Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business. These legal matters primarily involve claims for damages arising out of the use of the Company’s products and services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, personal injury and insurance coverage. The Company may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Some of these lawsuits may include claims for punitive and consequential, as well as compensatory damages. Based upon the Company’s experience, current information and applicable law, it does not believe that these proceedings and claims will have a material adverse effect on its consolidated results of operations, financial position or liquidity. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or liquidity.

20. Subsequent Event

On April 17, 2013, the Company announced the pricing of its initial public offering of 15,789,474 shares of common stock at a price to the public of $15.00 per share. The Company granted the underwriters an option to purchase up to 2,368,421 additional shares at the initial public offering price less underwriting discounts and commissions within 30 days from the date of the prospectus (April 17, 2013). No selling stockholders participated in the offering. The Company’s common stock began trading on the New York Stock Exchange under the symbol “TAM” on April 18, 2013. The offering closed on April 23, 2013.

In connection with the initial public offering on April 18, 2013, Apollo gave notice to the Company to terminate its management service in accordance with the terms of the agreement for $35 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes thereto included elsewhere herein. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.

Overview

We believe we are the world’s largest integrated producer of alkylamines and alkylamine derivatives. Our products are used by our customers in the manufacturing of everyday products primarily for the agriculture, water treatment, personal & home care, animal nutrition and oil & gas end-markets. Our products provide these goods with a variety of ancillary characteristics required for optimal performance, such as neutralizing acidity, and removing contaminants. We have an extensive offering of differentiated value-added products that typically represent a small portion of our customers’ overall costs and are sold into diversified, global end-markets that benefit from favorable underlying economic and population growth trends. We currently operate in 19 countries with seven production facilities and, as of March 31, 2013, had an installed production capacity of 1,272 kt. During the three months ended March 31, 2013, eight of our products accounted for more 56% of our revenue, with six of the eight products holding a leading global market position. During the three months ended March 31, 2013, through our worldwide network of production facilities, we sold 51% of our volume in North America, 35% of our volume in Europe, and 14% of our volume in the emerging markets (6% in Latin America and 8% in Asia). Furthermore, we expect to increase the portion of our volume from the Americas and Asia with our recent capital investments which include the DIMLA unit in the Americas and the Akylamines plant within our JV. As a result of our leading market positions, attractive end-markets, and significant recent capital investments, we believe we are well positioned for significant growth over the coming years. In the three months ended March 31, 2013, we generated revenue of $310 million, Adjusted EBITDA of $66 million, and Adjusted EBITDA margin(1) of 21%. Please see footnote 18 “Segment Information” to the financial statements for a reconciliation of Adjusted EBITDA to Net Income.

We currently operate seven plants worldwide dedicated to the production of alkylamines and alkylamine derivatives, including two larger facilities in each of the United States and Europe that are among the world’s largest methylamine and higher alkylamines production facilities, a joint-venture facility with the MGC Group in China, and two other 100% Taminco-owned facilities in China.

We are also in the process of pursuing numerous growth projects to further bolster our global footprint and leverage our strategic advantages. Our currently budgeted future investments include significantly extending production capacity at our Pace, Florida methylamine facility by the end of 2014 and further development of other derivative capacity. In total, we have spent $136 million in growth-related capital expenditures over the past three full years, which is more than we have spent in any similar historical period. We expect to realize significant growth in our financial results from these investments.

(1)	Adjusted EBITDA margin reflects Adjusted EBITDA as a percentage of net sales.

We are organized into three segments: Functional Amines, Specialty Amines, and Crop Protection.

•

Functional Amines. This segment serves the needs of external customers that use our alkylamines products as the integral element in their chemical processes for the production of formulated products applied in a variety of end-markets such as agriculture, personal and home care, animal nutrition, and oil and gas. Through this segment, we also produce basic amines, which are captively used as building blocks to produce our downstream derivatives through our Specialty Amines and Crop Protection segments, serving a variety of attractive, non-cyclical end-markets. Approximately 30% of the Functional Amines production is used internally and forms the basis of our vertically integrated model. In the three months ended March 31, 2013, the Functional Amines segment accounted for 49% of Adjusted EBITDA.

•

Specialty Amines. This segment sells alkylamine derivatives for use in the water treatment, personal & home care, oil & gas and animal nutrition end-markets, and specialty additives for use in the pharmaceutical, industrial coatings and metal working fluid end-markets. This segment is downstream from the Functional Amines segment and uses that segment’s production as one of its key raw materials. The Specialty Amines segment’s customers are typically large, multinational enterprises who are leading players in their industry. In the three months ended March 31, 2013, the Specialty Amines segment accounted for 33% of Adjusted EBITDA.

•

Crop Protection. This segment sells alkylamine derivatives for use in the agriculture and crop protection end-markets. The majority of the segment’s customers range from multinational crop protection and agricultural enterprises to large local farms. In the three months ended March 31, 2013, the Crop Protection segment accounted for 18% of Adjusted EBITDA.

Share Purchase Agreement with an Affiliate of Apollo

On December 15, 2011, Taminco Group Holdings S.à r.l. and Taminco entered into an Agreement for the Sale of the Share Capital of Taminco Group Holdings S.à r.l. and Taminco (the “Share Purchase Agreement”) with Taminco Global Chemical Corporation, which is an entity controlled by certain private equity funds affiliated with Apollo Global Management LLC. Under the Share Purchase Agreement, Taminco Global Chemical Corporation acquired all of the issued and outstanding share capital of Taminco Global Holdings S.à r.l. and Taminco (the “Acquisition”). The Acquisition was consummated on February 15, 2012.

Basis of Presentation

The condensed consolidated statements of operations and cash flows for 2012 are presented for two periods: January 1 through February 14, 2012 (the “Predecessor Period”), which relates to the period immediately preceding the Acquisition, and the three months ended March 31, 2013 and 2012 (the “Successor periods”). Prior to the Acquisition, Taminco Corporation had no activity other than transaction costs related to the Acquisition. The pro forma results for the three months ended March 31, 2012 represent the addition of the Predecessor and the Successor periods ended March 31, 2012 as well as the pro forma adjustments to reflect the acquisition as if it had occurred prior to the beginning of the period presented (“Pro forma”). The Pro forma has been prepared in a format consistent with Article 11 of Regulation S-X. The condensed consolidated financial statements for the Successor Period reflect the acquisition of Taminco under the purchase method of accounting. The results of the Successor Period are not comparable to the results of the Predecessor Period due to the difference in the basis of presentation of purchase accounting as compared to historical cost. The pro forma results do not reflect the actual results we would have achieved had the acquisition been completed as of the beginning of the year and are not indicative of our future results of operations.

Key Performance Indicators

Adjusted EBITDA

We present Adjusted EBITDA to enhance a prospective investor’s understanding of our results of operations and financial condition. EBITDA consists of profit for the period before interest, taxation, depreciation and amortization. Adjusted EBITDA consists of EBITDA and eliminates (i) transaction costs, (ii) restructuring charges, (iii) foreign currency exchange gains/losses, (iv) non-cash equity in earnings/losses of unconsolidated affiliates net of cash dividends received, (v) stock option compensation and (vi) Sponsor management and director fees and expenses (Successor Period only). We believe that making such adjustments provides investors meaningful information to understand our operating results and ability to analyze financial and business trends on a period-to-period basis. Adjusted EBITDA for the three month periods ended March 31, 2013 and 2012 are calculated in the same manner.

We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and provides greater transparency into our consolidated results of operations. Adjusted EBITDA is a measure used by our management, including our chief operating decision maker, to perform such evaluation, and is a factor in measuring compliance with debt covenants relating to certain of our borrowing arrangements, including our Senior Secured Credit Facilities and the indenture governing our Notes.

You should not consider Adjusted EBITDA in isolation or as an alternative to (a) operating profit or profit for the period (as reported in accordance with U.S. GAAP), (b) cash flows from operating, investing and financing activities as a measure to meet our cash needs or (c) any other measures of performance under generally accepted accounting principles. You should exercise caution in comparing Adjusted EBITDA as reported by us to similar measures of other companies. In evaluating Adjusted EBITDA, you should be aware that we are likely to incur expenses similar to the adjustments in this presentation in the future and that certain of these items could be considered recurring in nature. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by non-recurring items. For a discussion of trends affecting Adjusted EBITDA, see “— Results of Operations — Segment Level Financial Results.”

The following table presents our net sales and Adjusted EBITDA for the periods presented.

	Successor		Predecessor
(In millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	January 1 through February 14, 2012
Net sales	$310	$139	$144
Adjusted EBITDA	66	34	30

Significant Factors Affecting Our Results of Operations

Volume, Product Mix and Pricing

Volume and our ability to control margins by passing the cost of raw materials onto customers through our pricing strategy are important variables in explaining our financial performance. We believe we occupy strong positions in growing niche markets with a relatively small group of suppliers. We enjoy positive gross profit across most of our product portfolio. In addition, a substantial portion of our sales is made pursuant to cost pass through contracts (“CPT Contracts”) under which the prices we receive for our products are automatically adjusted on a quarterly basis to reflect changes in key raw material prices. An equally substantial portion of our sales are made pursuant to contracts under which sales prices are renegotiated quarterly, generally permitting us to incorporate any increases in key raw material costs in revised sales prices. With respect to both types of contracts, however, price adjustments are made based on the experience of the previous quarter. Accordingly, changes to selling prices will lag behind changes in key raw material costs incurred. This means that in an environment of rising key raw material prices, we will not recover our increased key raw material costs in full until prices stabilize or fall. Conversely, in an environment of falling key raw materials prices, the sales prices we achieve may generate high gross profit and Adjusted EBITDA until prices stabilize or increase. Product mix also significantly impacts our results of operations as the average selling price and gross margin associated with our products varies significantly. For instance, due to the different cost structure and market prices, the selling prices in our Functional Amines business are significantly lower than prices in our Specialty Amines and Crop Protection businesses. On a volume basis for the three months ended March 31, 2013, Functional Amines represented approximately 52% of total volume, Specialty Amines represented approximately 40% and Crop Protection represented approximately 8%. Changes in the share by segment will impact the average selling price and, consequently, gross margin. As a result, although we may experience significant top line growth, the ultimate profitability of our operations will be dependent upon our efforts to promote our higher margin products or increase volumes associated with those that produce lower margins.

Raw Materials

The majority of our operating expenses are comprised of costs for raw materials and consumables. Our most significant raw materials, in order of importance based on volume, are methanol, ammonia, ethylene oxide and acetone. Energy, primarily natural gas, also represents a material operating expense to us. Generally, all of our main raw materials are readily available commodity chemicals with multiple suppliers, and are bought in low volumes relative to total global capacities. Prices fluctuate widely, and our raw materials and consumables expenses are highly variable from year to year. As discussed above, the contracts under which we sell our products help to insulate us, via CPT Contracts and quarterly repricing provisions, from the negative impact of fluctuations in raw material prices.

Unaudited Pro Forma Financial Information

The following pro forma condensed statement of operations data for the three months ended March 31, 2012, has been derived from our historical condensed and combined consolidated financial statements and has been prepared to give effect to the Acquisition, assuming that the Acquisition occurred on January 1, 2012.

The unaudited pro forma condensed statement of operations for the three months ended March 31, 2012 has been adjusted to exclude material non-recurring items as well as the increase of certain expenses directly attributable to the acquisition, and reflect:

•	additional depreciation and amortization that resulted from changes in the final fair value of assets and liabilities, as discussed in more detail below;

•	incremental operating expenses, representing the annual management fee to be paid by the Company to Apollo;

•	elimination of transaction fees related to the Acquisition totaling $40 million;

•	increase in interest expense resulting from new indebtedness incurred in connection with the Acquisition;

•	elimination of incremental share-based compensation expense incurred in connection with the Acquisition triggering vesting of certain outstanding share-based compensation.

The pro forma condensed statement of operations for the three months ended March 31, 2012 includes a $22 million fair value step up in inventory resulting from the Acquisition. This step up has temporarily increased our cost of sales in the period subsequent to the Acquisition until such inventory is sold, as reflected in our historical statement of operations for the year ended December 31, 2012.

In addition, the unaudited pro forma condensed statement of operations does not give effect to certain of the adjustments reflected in our Adjusted EBITDA, as presented later in this section.

Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with this pro forma condensed combined statement of operations.

The pro forma condensed combined statement of operations has been provided as supplemental information to facilitate a discussion of the results of operations in consideration of the Acquisition and is not necessarily indicative of the results of future operations or the actual results that would have been achieved had the Acquisition occurred on the date indicated.

Taminco Corporation

Unaudited Pro Forma Condensed Statement of Operations

For the Three Months Ended March 31, 2012

(In millions)

	Predecessor (1)	Successor (2)
	Period from January 1 through February14, 2012	Three Months Ended March 31, 2012	Acquisition Related Adjustments		Pro Forma
Net Sales	$144	$139	$—		$283
Cost of Sales	111	131 (f)	7	(a)	249

Gross Profit	33	8	(7)		34
Selling, general and administrative expenses	66	8	(60	) (b)	14
Research and development expense	1	3	—		4
Other operating expense	1	40	(40	) (c)	1

Operating income	(35)	(43)	93		15
Interest expense, net	8	11	1	(d)	20
Other non-operating expense, net	2	4	—		6

Income before income taxes, equity in earnings	(45)	(58)	92		(11)
Income tax expense	9	(16)	8	(e)	1

Income before equity in earnings	(54)	(42)	84		(12)
Equity in losses of unconsolidated entities	—	1	—		1

Net income (loss)	$(54)	$(43)	$84		$(13)

(1)	Taminco Group Holdings S.à.r.l.
(2)	Taminco Corporation

(a)	Reflects the incremental depreciation and amortization expense resulting from the preliminary estimated fair value adjustments for purchase accounting (in millions).

January 1 through February 14, 2012
Depreciation of:
Land and improvements	$—
Building, structures and related improvements	—
Plant, machinery and equipment	6
Furniture and vehicles	—
Construction-in-process	—
Software	—

Total estimated depreciation expense	6
Elimination of previously recorded depreciation	(4)

Pro forma adjustment to depreciation	$2

January 1 through February 14, 2012
Amortization of:
Regulatory costs	$1
Customer relationships	3
Technology, license and patent costs	1
Various contracts	3

Total estimated depreciation expense	8
Elimination of previously recorded amortization	(3)

Pro forma adjustment to amortization	$5

(b)	Reflects the elimination of share-based compensation expense of $60 million recorded for the period from January 1 through February 14, 2012 directly as a result of the Acquisition.

(c)	Reflects (i) incremental operating expenses, representing the annual management fee to be paid by the Company to Apollo for the period from January 1 through February 14, 2012 in the amount of $1 million, and (ii) the elimination of the transaction fees in the amount of $40 million recorded during the three months ended March 31, 2012 which were comprised mainly of professional fees.

(d)	Represents the net change in the interest expense related to the indebtedness incurred in connection with the Acquisition compared to the interest expense previously recorded (in millions):

January 1 through February 14, 2012
Estimated interest expense for USD Term Loan Credit Facility (5.25%)	$3
Estimated interest expense for Euro Term Loan Credit Facility (5.50%)	1
Estimated interest expense for Second-Priority Senior Secured Notes (9.75%)	5

Total estimated interest expense	9
Eliminate interest expense for subordinated capitalized bonds, Facility A, B, C and D	(8)

Net change in interest expense	$1

(e)	Reflects the estimated tax effect resulting from the pro forma adjustments (except for the adjustment of share-based compensation expense and certain transaction costs) at the statutory rate for the relevant tax jurisdiction. The primary jurisdictions are the United States (37%) and Belgium (34%). No pro forma tax benefit was assumed for the non-cash share-based compensation expense and a portion of the transaction expenses since the amounts are not deductible in the local jurisdictions and therefore represent permanent items.

(f)	Historical results for the three months ended March 31, 2012 include incremental expense of $22 million in cost of goods sold related to the sale of inventory that was subject to a fair value step up for purchase accounting at the date of the Acquisition.

Results of Operations

The following table presents our consolidated results for the periods presented (in millions):

	Successor		Predecessor
				Pro Forma (1)
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	January 1 through February 14, 2012	Three Months Ended March 31, 2012
Net sales	$310	$139	$144	$283
Cost of sales	253	131	111	249
Selling, general and administrative expense	15	8	66	14
Research and development expense	3	3	1	4
Other operating expense	2	40	1	1
Interest expense, net	24	11	8	20
Other non-operating (income) expense, net	(2)	4	2	6
Income tax expense (benefit)	6	(16)	9	1
Loss from companies consolidated under the equity method	1	1	—	1

Net income (loss) for the period	$8	$(43)	$(54)	$(13)

(1)	Pro forma three months ended March 31, 2012 gives effect to the Acquisition as if it had occurred on January 1, 2012.

Three Months Ended March 31, 2013 vs. Pro Forma Three Months Ended March 31, 2012

Net Sales

Net sales for the three months ended March 31, 2013 were $310 million compared to $283 million in the comparative pro forma period ended March 31, 2012, which represents an increase of $27 million or 9.5%. Of the total increase $21 million is primarily due to an increase in volumes in the Functional Amines segment and Specialty Amines segment. Functional Amines was favorably impacted by the strong start to the herbicide season and Specialty Amines was favorably impacted by the full quarter of sales from our DIMLA facility. The remainder of the difference is due to movements in price due to CPT contracts and product mix.

Cost of Sales

Cost of Sales for the three months ended March 31, 2013 were $253 million compared to $249 million in the comparative pro forma period ended March 31, 2012 which represents an increase of $4 million or 1.6%. The increase was due to the corresponding increase in volumes offset by the prior year inventory step up. Margins in the three months ended March 31, 2013 were 18.4% compared to margins in the corresponding period excluding the adjustment for the inventory step up of 19.8%. The slight decrease is due to the product mix.

Selling, General and Administrative Expense

Selling, general and administration expense for the three months ended March 31, 2013 was $15 million compared to $14 million in the comparative pro forma period ended March 31, 2012 which represents an increase of $1 million or 7.1%. This increase was due to higher expenditures in our support functions in order to support additional growth demands and due to increased stock based compensation costs resulting from the timing of option issuances.

Interest Expense

Interest expense for the three months ended March 31, 2013 was $24 million compared to $20 million in the comparative pro forma period ended March 31, 2012 which represents an increase of $4 million or 20%. This increase was due to the added interest expense for the PIK Toggle notes offset by lower interest expense on the Euro denominated term loan facility.

Other Non-Operating (Income) Expense

Other non-operating expense for the three months ended March 31, 2013 was a benefit of $2 million compared to $6 million of expense in the comparative pro forma period ended March 31, 2012 which represents a decrease of $8 million or 133.3%. This decrease was primarily attributable to expenses related to the currency swap entered into for the Acquisition and impact of foreign exchange rates during the prior year.

Income Tax Expense

Income tax expense for the three months ended March 31, 2013 was $6 million compared to the expense benefit of $1 million in the comparative pro forma period ended March 31, 2012 which represents an increase of $5 million. This increase was due to profitable operations.

Three months Ended March 31, 2013 vs. Period from January 1, 2012 to February 14, 2012 (Predecessor Period) and Three months Ended March 31, 2012 (Successor)

Net sales were $310 million for the three months ended March 31, 2013 compared to net sales for the Predecessor Period of $144 million and $139 million for the Successor Period.

Cost of sales were $253 million for the three months ended March 31, 2013 compared to $111 million for the Predecessor Period and $131 million for the Successor Period. Raw materials as a percentage of cost of sales for the three months ended March 31, 2013, Predecessor Period and Successor Period represented 58.0%, 57.3% and 54.0%, respectively. The gross profit margin derived from these periods was 18.4%, 22.9% and 5.8%, respectively. Gross profit margin was negatively impacted in the Successor Period by additional depreciation and amortization by approximately 2.7% as well as the adjustment to record existing inventory at fair value resulting from the Acquisition by approximately 15.8%.

Selling, general and administrative expense was $15 million for the three months ended March 31, 2013 compared to $66 million for the Predecessor Period and $8 million for the Successor Period. Selling, general and administrative expenses for the Predecessor Period was impacted by a one-time management compensation expense, which was accounted for upon the sale of the Company by the former management stockholders, of $60 million. This expense resulted from the agreements entered into by certain management members in August 2007, in connection with the acquisition of our then predecessor. These agreements related to stock options granted to management, subordinated loans and shares of the Company, all of which were contingent on continuing employment of management until the occurrence of a sale of the Company, change in control or an initial public offering (the “Exit Event”). The grant date fair value of the stock options ($8 million), the fair value of the subordinated loans plus accrued interest ($49 million) on the Exit Event, and the fair value of the shares at the investment date ($3 million) were recorded as compensation expense upon the Exit Event on February 14, 2012.

Other operating expense for the three months ended March 31, 2013 was $2 million compared to the Predecessor Period which was $1 million and was $40 million for the Successor Period. The amount during the Successor Period was related to the Acquisition and included fees paid to Apollo, legal fees and general advisory fees.

Interest expense for the three months ended March 31, 2013 was $24 million compared to the Predecessor Period which was $8 million and was $11 million for the Successor Period. Interest expense in the Successor Period was impacted by the additional interest on the PIK Toggle Notes.

Other non-operating expense for the three month period ending March 31, 2013 consisted of approximately $2 million in gain related to foreign exchange rates. Other non-operating income for the three month period ending March 31, 2012 consisted of the loss of approximately $6 million on an Acquisition related foreign currency swap offset by approximately $2 million in gains related to foreign exchange rates. Other non-operating expense for the Predecessor period ended February 14, 2012 was approximately $2 million which primarily consisted of costs related to foreign exchange rates.

Segment Level Financial Results

Following is a more detailed discussion of the results of each of our reportable segments during the three months ended March 31, 2013 and 2012 (Successor Period) and January 1 through February 14, 2012 (Predecessor Period):

	Net Sales
	Successor		Predecessor	Pro Forma (1)
(In millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	January 1 through February 14, 2012	Three Months Ended March 31, 2012
Functional Amines	$140	$67	$64	$131
Specialty Amines	133	54	61	115
Crop Protection	37	18	19	37

Total Company	$310	$139	$144	$283

(1)	Pro Forma for the three months ended March 31, 2012 gives effect to the Acquisition as if it had occurred on January 1, 2012.

	Adjusted EBITDA
	Successor		Predecessor	Pro Forma (1)
(In millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	January 1 through February 14, 2012	Three Months Ended March 31, 2012
Functional Amines	$32	$15	$15	$30
Specialty Amines	22	12	9	21
Crop Protection	12	7	6	13

Total Company	$66	$34	$30	$64

Reconciling items:
Transaction costs	$—	$(67)	$—	$(29)
Foreign currency exchange losses	2	(1)	—	(1)
Loss of equity method investment	(1)	(1)	—	(1)
Stock option compensation	—	—	(60)	—
Apollo fees	(1)	(1)	—	(1)
Depreciation and amortization	(28)	(12)	(7)	(26)
Interest expense, net	(24)	(11)	(8)	(20)
Income tax expense	(6)	16	(9)	1

Net income (loss) for the period	$8	$(43)	$(54)	$(13)

(1)	Pro Forma three months ended March 31, 2012 gives effect to the Acquisition as if it had occurred on January 1, 2012.

Net Sales

Net sales derived from the Functional Amines segment was $140 million for the three months ended March 31, 2013, which was an increase of $9 million or 6.9% from the corresponding pro forma period ended March 31, 2012. A net increase of $3 million was due to an increase in higher amines volumes primarily due to growth in agriculture with a healthy corn herbicide market offset by a small decrease in solvents volumes, which accounted for $3 million of the net increase. In addition, net sales were affected by changes in pricing and product mix. Specifically, higher amines and solvents, as compared to methylamines and salts, made up a greater percentage of volumes. Higher amines and solvents maintain a higher average selling price due to their cost structure and market pricing.

Net sales derived from the Specialty Amines segment was $133 million for the three months ended March 31, 2013, an increase of $18 million or 15.7% compared to the pro forma period ended March 31, 2012 with $115 million. The increase was due to increases in volumes of $22 million in the feed additives products as well as the impact of the new DIMLA plant in the United States. The volume increase was partially offset by changes in pricing and product mix that accounted for a $3 million decrease. Specifically, the volume growth was in specialty intermediates, which has a lower average selling price.

Net sales in Crop Protection for the three months ended March 31, 2013 were $37 million, which is flat with the pro forma period ending March 31, 2012. Volumes were down due to a seasonal shift in the soil fumigants and plant growth regulators. This reduction was offset by higher pricing and a favorable product mix.

Adjusted EBITDA

Adjusted EBITDA derived from the Functional Amines segment increased by $2 million to $32 million for the three months ended March 31, 2013 from $30 million in the pro forma period ending March 31, 2012. The increase was mainly due to stronger Higher Amine volumes and mix improvement.

Adjusted EBITDA derived from the Specialty Amines segment increased by $1 million to $22 million for the three months ended March 31, 2013 from $21 million in the pro forma period ending March 31, 2012, which was mainly due to the increased volumes from the new DIMLA unit at our Pace, Florida facility and in the feed additives industry.

Adjusted EBITDA derived from the Crop Protection segment decreased by $1 million to $12 million for the three months ended March 31, 2013 from $13 million in the pro forma period ending March 31, 2012. The decrease was due to a shift in the season for soil fumigants and plant growth regulators.

Adjusted EBITDA for the three months ended March 31, 2013 was $66 million, compared to $64 million in the pro forma period ended March 31, 2012, which represented an increase of $2 million or 3.1%. The increase was mainly due to the addition of new derivative capacities in the U.S. and strong sales in season in the herbicide amines.

Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations and short-term and long-term borrowings. We also make use of an off-balance sheet, non-recourse factoring facility (the “Non-Recourse Factoring Facility”) to help manage our liquidity position. The Non-Recourse Factoring Facility has a limit of $192 million, the U.S. Dollar equivalent of the €150 million commitment amount, and applies solely to the accounts receivable of Taminco BVBA and Taminco US Inc. Financing for each borrower is limited to a maximum of 15% of the amount of approved outstanding accounts receivable for all borrowers assigned to the bank acting as factor with the exception of certain agreed upon borrowers, the financing for whom is limited to 30% of the amount of approved outstanding accounts receivable. The Non-recourse Factoring Facility is committed until July 1, 2015 with a provision for indefinite extension and a notice period prior to termination of one year. Financing was approved on 85% of the relevant outstanding accounts receivable.

The costs associated with the Non-Recourse Factoring Facility consist of a commission fee on the factored receivables and an interest charge on the amount drawn under the facility. The commission fee for the three months ended March 31, 2013, for the predecessor period and successor period ended March 31, 2013 were $0.3 million, $0.2 million, and $0.1 million, respectively. The commission fee is included in selling, general and administrative expense on the income statement. The interest charge for the three months ended March 31, 2013, for the Predecessor Period ended February 14, 2012 and successor period ending March 31, 2013 were $0.4 million, $0.1 million and $0.1, respectively. The Non-recourse Factoring Facility is an off-balance sheet obligation, and is not included in calculations of our indebtedness. The amount drawn under the Non-recourse Factoring Facility was $90.9 million at March 31, 2013 and $86.3 million at December 31, 2012.

We also have senior secured credit facilities totaling $698 million (the “Senior Secured Credit Facilities”), consisting of a $200 million revolving credit facility, none of which was drawn as of March 31, 2013, a $346 million USD term loan facility and €119 million EUR term loan facility, $400 million in aggregate principal amount outstanding of 9.75% second-priority senior secured notes due 2020 (the “2020 Notes”) and $248 million in aggregate principal amount outstanding of 9.125%/9.875% senior PIK toggle notes due 2017 (the “PIK Toggle Notes” and, together with the 2020 Notes, the “Notes”). The Senior Secured Credit Facility and the indenture governing the Notes contain customary covenants. We may be required to comply with a specific financial ratio under our revolving credit facility. Under the revolving credit facility, if we have indebtedness under the revolving credit facility or if more than $20 million of letters of credit that are not cash-collateralized are outstanding, we must maintain a maximum net first lien coverage ratio of 3.75 to 1.00, tested quarterly and upon each credit extension. As of March 31, 2013, there were no amounts drawn under our revolving credit facility and we had a net first lien coverage ratio of 1.7 to 1.00, which would have been in compliance with the ratio requirement if we were under an obligation to comply. This restriction may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

Future Cash Needs

Our primary future cash needs will be used to meet debt service requirements, working capital requirements, capital commitments and capital expenditures. Capital expenditures in 2013 are expected to be approximately $86 million (of which $62 million are for growth capital expenditures). We may also pursue strategic acquisition opportunities, which may impact our future cash requirements. We believe that our cash flows from operations, combined with availability under our revolving credit facility and our factoring facility, will be sufficient to meet our presently anticipated future cash needs.

We or our affiliates may from time to time seek to retire the Notes or loans through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tenders or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash Flows

Cash and cash equivalents increased from $67 million at December 31, 2012 to $94 million at March 31, 2013. This increase was primarily attributable to strong free cash flow from profitable operations partially offset by capital and financing activities. Of the total cash balance, the majority is in the United States and Belgium, which is where the cash is needed.

Cash flows from operating, investing and financing activities are presented in the following table:

	Successor		Predecessor
(In millions)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	January 1 through February 14, 2012
Cash provided by (used in):
Operating activities	$49	$(77)	$44
Investing activities	(13)	(166)	(6)
Financing activities	(7)	276	—
Effects of change in exchange rates on cash and cash equivalents	(2)	1	2

Net change in cash and cash equivalents	$27	$34	$40

Net cash flows from operating activities consist of profit after tax adjusted for changes in net working capital and non-cash items such as depreciation, amortization and write-offs, and movements in provisions and pensions. For the three months ended March 31, 2013, cash from operating activities was $49 million compared to the predecessor period of $44 million. Cash used in operating activities in the Successor period was $77 million due to $40 million of transaction costs and normal uses of working capital.

Trade working capital represents trade receivables plus inventories less trade payables as presented on our condensed consolidated statement of financial position. Trade working capital margin represents trade working capital as a percentage of net sales. We use the Non-recourse Factoring Facility to manage fluctuations in our trade working capital. The following table presents trade working capital and trade working capital margin as of the periods presented:

(In millions)	March 31, 2013	December 31, 2012
Trade receivables	$85	$74
Inventory	116	126
Trade payables	82	80

Trade working capital	$119	$120

Trade Working Capital

Trade working capital at March 31, 2013 was $119 million, down by $1 million from $120 million at the end of 2012. The increase in accounts receivable was offset by a decrease in inventory levels.

Trade Receivables

Trade receivables at March 31, 2013 were $85 million, an increase of $11 million from $74 million at the end of 2012. The increase is primarily driven by higher revenues in the three month period ending March 31, 2013 compared to revenues in the three month period ending December 31, 2012 due to seasonality.

Inventories

Inventories at March 31, 2013 were $116 million, a decrease of $10 million from $126 million at the end of 2012. This was due to the stronger sales season in the three month period ending March 31, 2013. Inventories were unusually high at December 31, 2012 as we prepared for the strong sales in the period ending March 31, 2013.

Trade Payables

Trade payables at March 31, 2013 were $82 million, an increase of $2 million from $80 million at the end of 2012. The increase is primarily driven by normal fluctuations in accounts payable.

Non-Current Interest-bearing Loans and Borrowings

Interest-bearing loans and borrowings decreased by $7 million to $1,148 million between December 31, 2012 and March 31, 2013, due to principal payments in the first quarter and due to the fluctuation of the Euro.

Cash used in investing activities was $13 million for the three month period ending March 31, 2013 primarily due to ongoing capital expenditures at the plant sites.

The table below sets forth information with respect to our capital expenditures for the three months ended March 31, 2013 and 2012:

(In millions)	Successor		Predecessor
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	January 1 through February 14, 2012
Tangible capital expenditures	$12	$10	$6

Growth and optimization	10	8	5
Maintenance	2	2	1
Intangible capital expenditures	1	1	—

Total capital expenditures	$13	$11	$6

Generally, our capital expenditures are directed to one of three main categories of tangible assets, growth projects, optimization projects and capital improvements. A relatively small part of our capital expenditures are spent on intangible assets, including information and communications technology and toxicological and regulatory studies in connection with product registrations and re-registrations.

Cash used in financing activities was $7 million for the three months ended March 31, 2013 as a result of the remaining payment related to the shareholder distribution from December 2012.

Contractual Obligations

The following table summarizes our future contractual obligations as of March 31, 2013:

(In millions)	2013	2014	2015	2016	2017	Thereafter	Total
Senior Secured Credit Facilities:
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
USD term loan credit facility (a)	3	3	3	3	4	331	347
EUR term loan credit facility (a)	1	2	2	2	2	144	153
Second Priority senior secured notes	—	—	—	—	—	400	400
Senior PIK Toggle Notes	—	—	—	—	250	—	250
Interest expense	80	83	83	83	83	121	533
Operating leases	8	9	8	7	6	8	46
Capital leases	1	1	1	1	2	2	8
Purchase commitments (b)	2	3	3	3	3	16	30

Total	$95	$101	$100	$99	$350	$1,022	$1,767

(a)	Our term loans bear interest at variable rates, which are assumed to reflect the LIBOR currently in effect for purposes of this table; actual rates could differ materially.
(b)	We are a party to certain obligations to purchase products and services, principally related to the purchase of raw materials. These commitments are designed to assure sources of supply which historically have not been, and are not expected to be, in excess of our manufacturing requirements. Under a limited number of these obligations, which are structured as take-or-pay contracts, we are obligated to make minimum payments whether or not we take the contractual minimum. The amounts disclosed in the above table represent these minimum payments to be made in accordance with the contracts in place. We have historically always required the minimum levels in each of these contracts.

Critical Accounting Policies

There have been no significant material changes to the critical accounting policies as disclosed in the Company’s condensed consolidated financial statements for the year ended December  31, 2012 included within our Form S-1, as filed on April 15, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant material changes to the market risks as disclosed in the Company’s condensed consolidated financial statements for the year ended December 31, 2012 included within our Form S-1, as filed on April 15, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

We have begun to formally document and test our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2014, as required following our initial public offering in 2013.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending governmental, judicial or arbitral proceeding, including any pending or threatened proceeding of which we are aware, that we believe may have, or has had, a material effect on our financial position or profitability. We are either a plaintiff or a defendant in other pending legal matters in the normal course of business. Management believes none of these other legal matters will have a material adverse effect on our business, financial condition or cash flow upon their final disposition.

Item 1A. Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form S-1 registration statement filed with the SEC on April 15, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below in chronological order is certain information regarding securities issued by the Registrant during the period covered by this report in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), including the consideration, if any, received by the Registrant for such issuances. None of these transactions involved any underwriters or any public offerings. Each of these transactions was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act or Regulation D or Rule 701 promulgated thereunder, as transactions by an issuer not involving a public offering. With respect to each transaction listed below, no general solicitation was made by either the Registrant or any person acting on its behalf; the recipient of our securities agreed that the securities would be subject to the standard restrictions applicable to a private placement of securities under applicable state and federal securities laws; and appropriate legends were affixed to the certificates issued in such transactions.

•	On January 22, 2013, the Registrant issued 3,007 shares of its common stock to certain key employees at a purchase price of $9.86 per share.

•	On February 27 and 28, 2013, the Registrant issued 247,702 shares of its common stock to certain key employees at a purchase price of $9.86 per share.

Item 3. Defaults on Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See the Index to Exhibits on Page 39.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Ghent, Belgium, on May 14, 2013.

TAMINCO CORPORATION

By:	/s/ Laurent Lenoir
Name: Laurent Lenoir
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Taminco Corporation

3.2	Amended and Restated Certificate of Incorporation of Taminco Corporation

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002