Form 10-Q
period 2013-06-30
TAMINCO Corp
filed 2013-08-13
CIK 1547063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were approximately 66,398,804 shares of common stock outstanding at August 13, 2013.

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

TAMINCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, except share amounts)

(Unaudited)

	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,		January 1 through February 14, 2012
	2013	2012	2013	2012
Net sales	$305	$288	$615	$427	$144
Cost of sales	250	234	503	365	111

Gross Profit	55	54	112	62	33
Selling, general and administrative expense	14	12	29	20	66
Research and development expense	3	1	6	4	1
Other operating expense	37	3	39	43	1

Operating income (loss)	1	38	38	(5)	(35)
Interest expense, net	24	19	48	30	8
Loss on early extinguishment of debt	12	—	12	—	—
Other non-operating (income) expense, net	—	2	(2)	6	2

Income (loss) before income taxes and equity in earnings	(35)	17	(20)	(41)	(45)
Income tax expense (benefit)	(22)	10	(16)	(6)	9

Income (loss) before results from equity in losses	(13)	7	(4)	(35)	(54)
Equity in losses of unconsolidated entities	—	—	1	1	—

Net income (loss) for the period	$(13)	$7	$(5)	$(36)	$(54)

Net income (loss) per common share:
Basic	$(0.21)	$0.14	$(0.09)	$(0.73)	$(0.05)
Diluted	$(0.21)	$0.14	$(0.09)	$(0.73)	$(0.05)
Weighted average number of common shares outstanding
Basic	62,780,206	49,009,139	56,030,468	49,009,139	1,000,000,000
Diluted	62,780,206	49,230,025	56,030,468	49,009,139	1,000,000,000

See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

(Unaudited)

	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,		January 1 through February 14, 2012
	2013	2012	2013	2012
Net income (loss) for the period	$(13)	$7	$(5)	$(36)	$(54)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9	54	(2)	36	—

Net pension and other postretirement benefit adjustments	—	—	—	—	—

Other comprehensive income (loss), net of tax	9	54	(2)	36	—

Total comprehensive income (loss)	$(4)	$61	$(7)	$—	$(54)

See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$44	$67
Trade receivables, net of allowance for doubtful accounts of $1.3 and $1.9 in 2013 and 2012, respectively	87	73
Related parties receivables	1	1
Inventories	126	126
Deferred income taxes	3	4
Prepaid expenses and other current assets	10	13
Income tax receivable	20	13

Total current assets	291	297
Property, plant and equipment, net	441	434
Equity method investment	19	20
Intangible assets, net	554	586
Goodwill	452	453
Capitalized debt issuance costs	50	57

Total assets	$1,807	$1,847

Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$6	$6
Trade payables	100	80
Income taxes payable	—	4
Other current liabilities	38	51
Deferred income taxes	2	2

Total current liabilities	146	143
Long-term debt	903	1,155
Deferred income taxes	236	249
Long-term pension and post retirement benefit obligations	16	16
Other liabilities	9	13

Total liabilities	1,310	1,576

Common stock ($0.001 par value, 90,824,000 shares authorized, 66,398,804 shares issued and outstanding at June 30, 2013; 49,188,071 shares authorized and issued at December 31, 2012)	—	—
Additional paid-in capital	531	298
Retained earnings	(33)	(28)
Accumulated other comprehensive income (loss)	(1)	1

Total stockholders’ equity	497	271

Total liabilities and equity	$1,807	$1,847

See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	January 1 through February 14, 2012
Cash flows provided by (used in) operating activities
Net loss	$(5)	$(36)	$(54)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	56	39	7
Deferred tax provision	(12)	(19)	5
Other non-cash adjustments:
Loss on early extinguishment of debt	5	—	—
Posting share options	—	—	60
Loss from equity method investment	1	1	—
Amortization of debt-related costs	4	2	—
Accrued interest on related party loans	—	—	5
Net change in assets and liabilities:
(Increase)/Decrease in accounts receivable	(15)	(45)	11
(Increase)/Decrease in inventories	—	(9)	5
Increase/(Decrease) in accounts payable	27	—	15
(Increase)/Decrease in other current assets	(3)	5	(3)
Increase/(Decrease) in other current liabilities	(17)	(14)	6
Increase/(Decrease) in other non-current liabilities	(4)	4	(13)

Net cash flows provided by (used in) operating activities	37	(72)	44

Cash flows used in investing activities
Acquisition of Taminco Group Holdings S.à.r.l., net of cash acquired	—	(155)	—
Purchase of property, plant and equipment	(29)	(21)	(6)
Purchase of intangible assets	(3)	(3)	—

Net cash flows used in investing activities	(32)	(179)	(6)

Cash flows provided by (used in) financing activities
Proceeds from borrowings	—	908	—
Repayments of borrowings	(251)	(1,121)	—
Capital contribution	—	540	—
Return of capital	(7)	—	—
Sale of common stock	233	—	—
Payments of debt issuance costs	(2)	(58)	—

Net cash flows provided by (used in) financing activities	(27)	269	—

Effect of exchange rate change on cash and cash equivalents	(1)	2	2

Net increase in cash and cash equivalents	(23)	20	40
Cash and cash equivalents, beginning of period	67	—	131

Cash and cash equivalents, end of period	$44	$20	$171

Supplemental Cash Flow Information:
Interest paid	$41	$10	$1
Income tax payments, net	$5	$16	$—

See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In Millions)

(Unaudited)

	Total Equity (Deficit)	Non- Controlling Interests	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid In Capital
Predecessor
Balance at December 31, 2011	$(32)	$—	$(24)	$(22)	$14	$—
Net loss	(54)	—	(54)	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—
Unrealized net gain on available for sale securities	—	—	—	—	—	—
Pension and other postretirement benefit adjustments	—	—	—	—	—	—

Balance at February 14, 2012	$(86)	$—	$(78)	$(22)	$14	$—

Successor
Balance at January 1, 2012	$—	$—	$—	$—	$—	$—
Capital contribution	540	—	—	—	—	540
Return of capital	(243)	—	—	—	—	(243)
Net loss	(28)	—	(28)	—	—	—
Other comprehensive income (loss), net of tax	1	—	—	1	—	—
Issuance of common stock	1	—	—	—	—	1

Balance at December 31, 2012	$271	$—	$(28)	$1	$—	$298

Net income	(5)	—	(5)	—	—	—
Initial public offering proceeds, net	230	—	—	—	—	230
Issuance of common stock	3	—	—	—	—	3
Other comprehensive income (loss), net of tax	(2)	—	—	(2)	—	—

Balance at June 30, 2013	$497	$—	$(33)	$(1)	$—	531

See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Background and Basis of Preparation

Taminco Corporation, a Delaware corporation (“Taminco”), formerly known as Taminco Acquisition Corporation, incorporated on December 12, 2011, is a holding company for its wholly owned subsidiary, Taminco Intermediate Corporation (“TIC”). TIC is a holding company for its wholly owned subsidiary, Taminco Global Chemical Corporation, a Delaware corporation (“TGCC”), and its subsidiaries (Taminco, TIC and TGCC and its subsidiaries being referred to herein collectively as the “Company”).

As noted within Note 1 of the Company’s Form S-1, as amended, an affiliate of Apollo Global Management, LLC (the “Purchaser” or “Apollo”), through TGCC, acquired all of the issued share capital of Taminco Group Holdings S.à r.l. and its subsidiaries (collectively, the “Predecessor”). The related share purchase agreement with CVC Capital Partners (“Seller”) was finalized on February 15, 2012 (the “Acquisition”). Therefore, the 2012 condensed consolidated statement of operations, statement of comprehensive income, statement of changes in equity and statement of cash flows are presented for two periods: January 1, 2012 through February 14, 2012 (“Predecessor”) and January 1, 2012 through June 30, 2012 (“Successor”), which relate to the period immediately preceding and succeeding the Acquisition, respectively. The results of the Successor are not comparable to the results of the Predecessor as the acquired assets and liabilities have been subsequently remeasured at fair market value.

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

2. Significant Accounting Policies

In management’s opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2013 and December 31, 2012 and the results of operations and comprehensive income/(loss) for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements, for the fiscal year ended December 31, 2012, included in the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 15, 2013. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012 (in millions except share data):

Basic Earnings Per Common Share Computation	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,		January 1 through February 14, 2012
	2013	2012	2013	2012
Net income (loss) for the period	$(13)	$7	$(5)	$(36)	$(54)
Weighted average common shares outstanding	62,780,206	49,009,139	56,030,468	49,009,139	1,000,000,000

Earnings per common share - Basic	$(0.21)	$0.14	$(0.09)	$(0.73)	$(0.05)

Diluted Earnings Per Common Share Computation	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,		Period from January 1 through February 14, 2012
	2013	2012	2013	2012
Net income (loss) for the period	$(13)	$7	$(5)	$(36)	$(54)
Weighted average common shares outstanding - Basic	62,780,206	49,009,139	56,030,468	49,009,139	1,000,000,000
Incremental shares from assumed exercise of dilutive options from stock-based compensation awards	—	220,886	—	—	—

Weighted average common shares outstanding - Diluted	62,780,206	49,230,025	56,030,468	49,009,139	1,000,000,000

Earnings per common share - Diluted	$(0.21)	$0.14	$(0.09)	$(0.73)	$(0.05)

Options to purchase 0.2 million shares of common stock outstanding during the three and six months ended June 30, 2013 and 2012 were not included in the computation of diluted earnings per common share as the effect would be anti-dilutive. In addition, options to purchase 0.2 million shares of common stock outstanding during the three and six months ended June 30, 2013 and 2012 were not included in the computation of diluted earnings per common share as the performance condition necessary to exercise the options was not met during or as of the end of the period presented.

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

3. Reclassifications from accumulated other comprehensive income

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance was issued in response to ASU No. 2011-05 and required disclosure of the effect of significant reclassifications out of accumulated other comprehensive income (“AOCI”) on the respective line items of net income, if the amounts reclassified are required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period. For other amounts not required to be reclassified to net income in their entirety in the same reporting period, or when a portion of the amount is reclassified to a balance sheet account instead of directly to income or expense, a cross reference to the related footnote disclosures for additional information should be provided. The new requirements were effective prospectively for fiscal years beginning on or after December 15, 2012, and for interim periods within those fiscal years. As the guidance impacted disclosure requirements only, the Company’s adoption of the guidance on January 1, 2013 did not have an impact on its results of operations, financial position or cash flows.

(In millions)	Foreign Currency Translation Adjustments	Pension Liability Adjustments	Total
Balance at December 31, 2011	$—	$—	$—

Other comprehensive loss before reclassifications	36	—	36
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Net decrease in other comprehensive income (loss)	36	—	36

Balance at June 30, 2012	$36	—	$36

(In millions)	Foreign Currency Translation Adjustments	Pension Liability Adjustments	Total
Balance at December 31, 2012	$2	$(1)	$1

Other comprehensive loss before reclassifications	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Net decrease in other comprehensive income (loss)	(2)	—	(2)

Balance at June 30, 2013	$—	$(1)	$(1)

Details About Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
Amortization of defined benefit pension items
Actuarial gains (losses)	$—	(a)	Cost of sales; Selling, general and administrative expense

	$—	(a)	Total before tax
	—		Tax (expense) benefit

Total reclassifications for the period, net of tax	$—

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

There were no reclassifications out of AOCI for both the three and six months ended June 30, 2012 and 2013.

4. Acquisition of Taminco

On December 15, 2011, the Purchaser entered into a share purchase agreement with the Seller pursuant to which the Company acquired all of the issued share capital of the Predecessor and its subsidiaries for a total consideration of approximately $1.4 billion including assumed indebtedness of approximately $1.1 billion. The Acquisition was consummated on February 15, 2012.

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

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Cash	$171
Inventory	133
Accounts receivable	73
Property, plant and equipment	412
Intangible assets	636
Goodwill	452
Other long term assets	21

Total assets acquired	1,898

Current liabilities	157
Long term debt	1,108
Other long term liabilities	307

Total liabilities assumed	1,572

Net assets acquired	$326

Other long-term liabilities assumed are primarily comprised of net non-current deferred tax liabilities of $276 million and other accruals of $31 million.

Inventory acquired by the Company included a fair value adjustment of $22 million. The Company expensed this amount by June 30, 2012 as the acquired inventory was sold.

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

Supplementary Pro Forma Information

The unaudited pro forma combined statements of operations for the three and six months ended June 30, 2012 have been derived from our historical condensed consolidated financial statements and have been prepared to give effect to the Acquisition, assuming that the Acquisition occurred on January 1, 2012.

The unaudited pro forma combined statements of operations for the three and six months period ended June 30, 2012 have been adjusted to reflect:

•	additional depreciation and amortization that resulted from changes in the estimated fair value of assets and liabilities;

•	increase of the interest expense resulting from new indebtedness incurred in connection with the Acquisition; and

•	incremental operating expenses, representing the annual management fee to be paid by the Company to Apollo.

	Predecessor	Successor
	January 1 through	Six Months Ended	For the Six Months Ended June 30, 2012
(In millions, except per share amounts)	February 14, 2012	June 30, 2012	Adjustments	Pro Forma Combined
Net sales	$144	$427	$—	$571

Net loss	$(54)	$(36)	$(6)	$(96)

Net loss per common share:
Basic	$(0.05)	$(0.73)		$(1.96)
Diluted	$(0.05)	$(0.73)		$(1.96)

The pro forma combined financial information is based on the Company’s assignment of purchase price. Pro forma results do not include any anticipated synergies or other anticipated benefits of the Acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Acquisition occurred on January 1, 2012. The pro forma combined results above include transaction costs and share-based compensation charges of $42 million and $60 million, respectively, that were directly related to the Acquisition.

5. Initial Public Offering

On April 18, 2013, subsequent to its initial public offering (“IPO”) of 15,789,474 shares of common stock at a price to the public of $15.00 per share, the Company’s common stock began trading on the New York Stock Exchange under the symbol “TAM”. In May 2013, underwriters exercised their option to purchase 1,170,603 additional shares at the IPO price less underwriting discounts and commissions. No selling stockholders participated in the offering. The proceeds from the sale of Company stock generated by this IPO were $240 million after the payment of $14 million in underwriting fees. In addition, professional fees of $10 million were incurred resulting in $230 million of net IPO proceeds. The primary use of these proceeds was the early extinguishment of the $250 million face value Senior PIK Toggle 9.125% Notes (“PIK Toggle Notes”) and payment of underwriting fees. Reference should be made to Note 12 for further details regarding this debt redemption.

6. Accounts Receivable

Allowances for doubtful accounts were $1.3 million and $1.9 million at June 30, 2013 and December 31, 2012, respectively. The company reduced its allowances for doubtful accounts by $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively, based upon normal collection action. Total bad debt expense for the Predecessor period from January 1 through February 14, 2012 was $0 million and for the three and six months ended June 30, 2012 was $0.2 million and $0 million, respectively.

The Company has a Non-Recourse Factoring Facility with BNP Paribas Fortis Factor NV, which we use to manage fluctuations in our trade working capital (the “Non-Recourse Factoring Facility”). The Non-Recourse Factoring Facility has a limit of $196 million (the U.S. Dollar equivalent of the €150 million commitment amount as of June 30, 2013) and applies to the eligible accounts receivable in the United States and Belgium. The arrangement contains limitations as to the amount of eligible receivables that any one debtor can be factored at any moment in time. The limit is usually 15% of the amount of outstanding eligible receivables with the exception of certain specific debtors, where this limit is 30%. The total amount of eligible receivables insured by BNP Paribas Fortis Factor NV and sold by the Company during the three and six months ended June 30, 2013 was $227 million and $436 million, respectively. The total amount of eligible receivables sold during the Predecessor period from January 1 through February 14, 2012 was $94 million, for the three months ended June 30, 2012 was $182 million and for the six months ended June 30, 2012 was $385 million. The Company sells the receivables at face value but receives actual funding net of a deposit account (approximately 85%) until collections are received from customers for the receivables sold.

The costs associated with the Non-Recourse Factoring Facility consist of a commission fee on the factored receivables and an interest charge on the amount drawn under the facility. The commission fee for the three and six months ended June 30, 2013 was $0.3 million, $0.6 million, respectively. The commission fee for the Predecessor period ended February 14, 2012 was $0.2 million. The commission fee for the Successor three and six month periods ended June 30, 2012 was $0.3 million and $0.3 million, respectively. The commission fee is included in selling, general and administrative expense on the Condensed Consolidated Statements of Operations. The interest charge for the three and six months ended June 30, 2013 was $0.4 million and $0.8 million, respectively. The interest charge for the Predecessor period ended February 14, 2012 was $0.1 million. The interest charge for the Successor three and six month periods ending June 30, 2012 was $0.2 million and $0.3 million, respectively. The factored receivables are removed from the accounts receivables balance in accordance with guidance under ASC topic 860, Transfers and Servicing. The amount drawn under the Non-Recourse Factoring Facility was $96 million at June 30, 2013 and $86 million at December 31, 2012.

As part of the program, the Company continues to service the receivables. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss was recorded. The Company estimates the fair value using inputs based on historical and anticipated performance of similar receivables, including historical and anticipated credit losses. The Company is exposed to credit losses on sold receivables up to the amount of the deposit amount. Credit losses for receivables sold and past due amounts outstanding for the three and six months ended June 30, 2013 and June 30, 2012 were immaterial.

7. Inventories

Inventories consisted of the following components (in millions):

	June 30, 2013	December 31, 2012
Finished goods and work-in-process	$100	$98
Raw materials and supplies	26	$28

Total Inventories	$126	$126

Total inventories are presented net of an allowance for excess and obsolete inventory of $1.9 million and $1.5 million at June 30, 2013 and December 31, 2012, respectively.

8. Property, Plant and Equipment

Property, plant and equipment, at cost, and the related accumulated depreciation were as follows (in millions):

	June 30, 2013	December 31, 2012
Land and improvements	$33	$33
Buildings, structures and related improvements	38	37
Plant, machinery and equipment	395	362
Furniture and vehicles	3	3
Construction-in-process	26	31
Software applications	7	7

	502	473
Less accumulated depreciation	(61)	(39)

Total Property, Plant and Equipment, Net	$441	$434

Total depreciation expense (excluding capital lease depreciation) for the three months ended June 30, 2013 and 2012 (Successor periods) was $11 million and $7 million, respectively. Total depreciation expense (excluding capital lease depreciation) for the six months ended June 30, 2013 and 2012 (Successor periods) was $22 million and $12 million, respectively. Total depreciation expense (excluding capital lease depreciation) for the period from January 1 through February 14, 2012 (Predecessor period) was $3 million.

9. Goodwill and Intangible Assets

Goodwill by segment and changes in the carrying amount are as follows (in millions):

	Functional Amines	Specialty Amines	Crop Protection	Total
Balance at January 1, 2012	$—	$—	$—	$—
Business acquisitions (1)	165	153	134	452
Foreign currency translation	1	—	—	1

Balance at December 31, 2012	166	153	134	453
Foreign currency translation	(1)	—	—	(1)

Balance at June 30, 2013	$165	$153	$134	$452

(1)	Represents the goodwill established during the Acquisition of the Predecessor.

Intangible assets are as follows (in millions):

		June 30, 2013			December 31, 2012
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Leasehold interest	44 years	$4	$—	$4	$4	$—	$4
Regulatory costs	3 years	12	(4)	8	9	(2)	7
Customer relationships	12 years	345	(39)	306	347	(24)	323
Technology, patents and license costs	10 years	94	(12)	82	94	(8)	86
Various contracts	8 years	186	(32)	154	186	(20)	166

Total intangible assets		$641	$(87)	$554	$640	$(54)	$586

Intangible asset amortization expense is as follows (in millions):

	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,		January 1 through February 14,
	2013	2012	2013	2012	2012
Regulatory costs	$1	$2	2	$4	$1
Customer relationships	8	$7	15	11	1
Technology, patents and license costs	2	$3	5	3	1
Various Contracts	6	$6	12	9	1

Total Amortization Expense	$17	$18	$34	$27	$4

Based on the Company’s amortizable intangible assets as of June 30, 2013, the Company expects related amortization expense for the five succeeding years to be approximately $67 million annually.

10. Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Payroll and benefits	$8	$12
Taxes other than income taxes	3	3
Accrued interest	10	11
Distribution payable	—	7
Accrued charges	17	18

Total other current liabilities	$38	$51

11. Restructuring Reserve

The following table sets forth the changes in the restructuring reserve, which is included in other non-current liabilities in the Condensed Consolidated Balance Sheets (in millions):

Total
Predecessor
Balance at December 31, 2011	$10

Incurred and charged to expense	1
Cash payments	(2)

Successor
Balance at January 1, 2012	$—
Business acquisition	11
Incurred and charged to expense	—
Cash payments	(5)

Balance at December 31, 2012	6

Incurred and charged to expense	—
Cash payments	(1)

Balance at June 30, 2013	$5

The remaining reserve of $5 million primarily relates to a restructuring provision following the decision in August 2011 to close the monoisopropylamine (“MIPA”) production facility of Taminco Comércio e Industría de Aminas Ltda. located in Camaçari, Bahia, Brazil. The provision is an estimate for all costs related to the closure such as employee termination indemnities, early termination indemnity of raw material and utilities supply contracts and cleaning costs to make the site available for sale. The operating business of the MIPA facility has moved to the production facility in St. Gabriel, Louisiana. The MIPA business is now managed through the North American business. The 2011 restructuring affected the Functional Amines segment.

The restructuring reserve at June 30, 2013 consists of the following amounts:

Supplier termination expense	$1
Severance liabilities	2
Other expenditures	2

Total	$5

12. Short and Long-Term Debt

Total indebtedness is as follows (in millions):

	June 30, 2013	December 31, 2012
Senior Secured Credit Facilities
Term loan credit facility - USD - $350 million	$346	$347
Term loan credit facility - EUR - €120 million	155	157
Second-Priority senior secured 9.75% notes due 2020, $ 400 million	400	400
Senior PIK Toggle 9.125% Notes due 2017, $ 250 million	—	248
Capital and financing lease obligations	8	9

Total	909	1,161
Less current maturities	(6)	(6)

Total Long-term debt	$903	$1,155

As indicated in Note 5, the Company’s initial public offering (“IPO”) of 15.8 million shares of common stock in April 2013, and the underwriters’ subsequent exercise of its option to purchase 1.2 million additional shares, provided the Company with net proceeds of $229 million. The primary use of these proceeds was the June 2013 extinguishment of the face value $250 million PIK Toggle Notes. This transaction resulted in the Company recording a $12 million loss on the early extinguishment of debt, which consisted of the redemption premium, the write off of the remaining deferred financing charges and the additional expense related to the discount. These were recorded on the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2013, the total capacity and available capacity under the Company’s borrowing arrangements were as follows (in millions):

	Interest Rate		Expiration Date	Total Capacity	Available Capacity
Credit Facilities
Revolving credit facility - USD - $200 million	(1	)(2)	February 15, 2017	$200	$198
Term loan credit facility - USD - $350 million	(1	)(3)	February 15, 2019	346	—
Term loan credit facility - EUR - €120 million	(1	)(4)	February 15, 2019	155	—
Second-Priority senior secured notes	9.75%		March 31, 2020	400	—

				$1,101	$198

(1)	Alternate base rate is 1.00%.
(2)	The applicable rate is determined by the First Lien Leverage Ratio. Below is table summarizing the applicable rate for the Revolving credit facility:

Revolving Credit Facility First Lien Leverage Ratio	ABR Spread for Revolving Loans	Eurocurrency Spread for Revolving Loans
Greater than or equal to 1.50 to 1.00	2.25%	3.25%
Less than 1.50 to 1.00 and greater than or equal to 1.00 to 1.00	2.00%	3.00%
Less than 1.00 to 1.00	1.75%	2.75%

(3)	The applicable rate for the Dollar term loan is 3.25% per annum.
(4)	The applicable rate for the Euro term loan is 3.50% per annum.

13. Stock-Based Compensation

A summary of our option activity is presented below (number of shares in millions):

	Time Vesting Options	Performance Vesting Options
Outstanding at December 31, 2012	1.37	2.15

Granted	.01	—
Exercised	—	—
Vested	—	—
Forfeited	—	—

Outstanding at June 30, 2013	1.38	2.15

There were no options exercisable at June 30, 2013.

The total stock based compensation expense for stock options for the three and six months ended June 30, 2013 was $0.2 million and $0.4 million, respectively.

As of June 30, 2013, there was approximately $5.7 million of unrecognized compensation cost related to the time vesting options and approximately $2.6 million of unrecognized compensation cost related to performance based options issued. Unrecognized cost for the time vesting options will be recorded in future periods as compensation expense as the awards vest over the 8 year period from the date of grant with a remaining weighted average period of approximately 7 years. The unrecognized cost for the performance based options will be recorded when the achievement of the target internal rate of return measures is probable of occurring.

14. Financial Instruments and Derivatives

During the six months ended June 30, 2013 and 2012 (Successor periods), and the period from January 1 through February 14 (Predecessor period), the Company did not have any financial instruments or derivatives that were required to be valued at fair value on a recurring basis.

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

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, for the periods presented (in millions):

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
Senior Secured Credit Facilities
Revolving Credit Facility - USD - $200 million	$—	$—	$—	$—
Term loan Credit Facility - USD - $350 million	346	347	347	352
Term loan Credit Facility - EUR - €120 million	155	155	157	158
Second-Priority Senior Secured 9.75% Notes	400	445	400	440
Senior PIK Toggle Notes 9.125% Notes	—	—	248	246

(a)	The fair value of the Company’s indebtedness is categorized as Level II.

15. Related Parties

Transactions with Related Parties (Apollo Affiliates)

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three months ended June 30, 2013 and 2012, the net sales to related parties were $2 million and $2 million, respectively. For the six months ended June 30, 2013 and 2012, the net sales to related parties were $4 million and $3 million, respectively. For the three months ended June 30, 2013 and 2012, the cost of sales pertaining to purchases from related parties was $1 million and $1 million, respectively. For the six months ended June 30, 2013 and 2012, the cost of sales pertaining to purchases from related parties was $1 million and $2 million, respectively.

Apollo Management Fee Agreement

In connection with the Acquisition, Apollo Management VII, LP entered into a management fee agreement with the Company, which allows Apollo and its affiliates to provide certain management consulting services to the Company. The Company pays Apollo an annual management fee for this service of approximately $4 million plus out-of-pocket costs and expenses in connection therewith. In 2012, the fee was prorated based on the date of the Acquisition. In addition to the management fee, the Company has recognized Acquisition related expenses paid to Apollo Global Securities, LLC amounting to approximately $15 million for the six months ended June 30, 2012, respectively.

For the three and six month periods ended June 30, 2013, the Company has expensed approximately $3 million and $4 million in Apollo management fees, respectively. The expense of $3 million within the quarter included $2 million of the remaining prepaid balance. For the three and six month periods ended June 30, 2012, the Company has expensed approximately $1 million and $2 million in Apollo management fees, respectively.

In connection with the IPO, Apollo gave notice to the Company to terminate its management service, in accordance with the terms of the agreement, for $35 million. This termination fee was paid in May 2013 and is included in other operating expense on the Condensed Consolidated Statements of Operations.

16. Other Operating Expenses

Other operating expense for the three and six month periods ending June 30, 2013 was $37 million and $39 million, respectively. These amounts included fees paid to our Sponsor including the management service termination fee of $35 million paid in the second quarter of 2013. Other operating expense for the three and six month periods ending June 30, 2012 was $3 million and $43 million, respectively. Other operating expenses for the Predecessor period ended February 14, 2012 was $1 million. These amounts are primarily related to the 2012 Acquisition and include fees paid to our Sponsor and Acquisition-related consulting fees of approximately $43 million paid in the first and second quarter of 2012, as well as legal fees and general advisory fees paid to unrelated parties.

17. Other Non-Operating (Income) Expense

Other non-operating income for the three and six month periods ending June 30, 2013 consisted of approximately $0 and $2 million, respectively, in benefits related to foreign exchange rates. Other non-operating expense for the three and six month periods ending June 30, 2012 consisted of approximately $2 million and $6 million, respectively, primarily attributable to an Acquisition-related foreign currency swap. Other non-operating expense for the Predecessor period ended February 14, 2012 was approximately $2 million which primarily consisted of costs related to foreign exchange rates.

18. Equity Method Investments

Activity related to the Company’s 50% joint venture with MGC Group for the six months ended June 30, 2013 is as follows:

(In millions)	June 30, 2013
Beginning balance at January 1, 2013	$20
Loss from equity investments	(1)

Ending balance at June 30, 2013	$19

19. Segment Information

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

	Net Sales (1)
	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,		January 1 through February 14, 2012
(In millions)	2013	2012	2013	2012
Functional amines	$137	$133	$277	$200	$64
Specialty amines	131	118	264	172	61
Crop protection	37	37	74	55	19

Total Company Sales	$305	$288	$615	$427	$144

(1)	No intersegment sales exist because the majority of the product is transferred at cost and is not sold between segments with a profit.

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

	Adjusted EBITDA
	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,		January 1 through February 14,
(In millions)	2013	2012	2013	2012	2012
Functional amines	$32	$36	$64	$51	$15
Specialty amines	23	18	45	30	9
Crop protection	11	11	23	18	6

Total Company Adjusted EBITDA	$66	$65	$132	$99	$30

Reconciling items:
Transaction costs	—	(1)	—	(68)	—
Foreign currency exchange losses	1	—	3	(1)	—
Loss of equity method investment	—	—	(1)	(1)	—
Stock option compensation	—	—	—	—	(60)
Loss on early debt extinguishment	(12)	—	(12)	—	—
Apollo fees	(38)	(1)	(39)	(2)	—
Depreciation and amortization	(28)	(27)	(56)	(39)	(7)
Interest expense, net	(24)	(19)	(48)	(30)	(8)
Income tax (expense) benefit	22	(10)	16	6	(9)

Net income (loss) for the period	$(13)	$7	$(5)	$(36)	$(54)

The following table is depreciation and amortization by segment:

	Depreciation and Amortization
	Successor				Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,		January 1 through February 14,
(In millions)	2013	2012	2013	2012	2012
Functional amines	$12	$10	$21	$14	$4
Specialty amines	6	12	22	18	2
Crop protection	10	5	13	7	1

Total depreciation and amortization	$28	$27	$56	$39	$7

The following table is total assets by segment:

	Total Assets
(In millions)	June 30, 2013	December 31, 2012
Functional Amines	$683	$685
Specialty Amines	605	608
Crop Protection	373	381
Corporate	146	173

Total Assets	$1,807	$1,847

The assets per segment include investments in equity method investees and expenditures for long lived assets.

20. Commitments and Contingencies

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

Overview

We believe we are the world’s largest integrated producer of alkylamines and alkylamine derivatives. Our products are used by our customers in the manufacturing of everyday products primarily for the agriculture, water treatment, personal & home care, animal nutrition and oil & gas end-markets. Our products provide these goods with a variety of ancillary characteristics required for optimal performance, such as neutralizing acidity, and removing contaminants. We have an extensive offering of differentiated value-added products that typically represent a small portion of our customers’ overall costs and are sold into diversified, global end-markets that benefit from favorable underlying economic and population growth trends. We currently operate in 19 countries with 7 production facilities and, as of June 30, 2013, had an installed production capacity of 1,272 kt. During the three and six months ended June 30, 2013, eight of our products accounted for more than 61% and 56%, respectively, of our revenue, with six of the eight products holding a leading global market position. During the six months ended June 30, 2013, through our worldwide network of production facilities, we sold 50% of our volume in North America, 34 % of our volume in Europe, and 16 % of our volume in the emerging markets (8% in Latin America and 8% in Asia). Furthermore, we expect to increase the portion of our volume from the Americas and Asia with our recent capital investments which include the DIMLA unit in the Americas and the alkylalkanolamine plant within our joint venture in China. As a result of our leading market positions, attractive end-markets, and significant recent capital investments, we believe we are well positioned for significant growth over the coming years. In the six months ended June 30, 2013, we generated revenue of $615 million, Adjusted EBITDA of $132 million, and Adjusted EBITDA margin, reflecting Adjusted EBITDA as a percentage of net sales, of 21.5%. Please see footnote 19 “Segment Information” to the condensed consolidated financial statements for a reconciliation of Adjusted EBITDA to Net Income.

We currently operate seven plants worldwide dedicated to the production of alkylamines and alkylamine derivatives, including two larger facilities in each of the United States and Europe, that are among the world’s largest methylamine and higher alkylamines production facilities, a joint venture facility with the MGC Group in China, and two other 100% Taminco-owned facilities in China.

We are also in the process of pursuing numerous growth projects to further bolster our global footprint and leverage our strategic advantages. Our currently budgeted future investments include significantly extending production capacity at our Pace, Florida methylamine facility by the end of 2014 and further development of other derivative capacity. In total, we have spent $136 million in growth-related capital expenditures over the past three full years, which is more than we have spent in any similar historical period. We continue to realize growth from these investments.

We are organized into three segments: Functional Amines, Specialty Amines, and Crop Protection.

•

Functional Amines. This segment serves the needs of external customers that use our alkylamine products as the integral element in their chemical processes for the production of formulated products applied in a variety of end-markets such as agriculture, personal and home care, animal nutrition, and oil and gas. Through this segment, we also produce basic amines, which are captively used as building blocks to produce our downstream derivatives through our Specialty Amines and Crop Protection segments, serving a variety of attractive, non-cyclical end-markets. Approximately 30% of the Functional Amines production is used internally and forms the basis of our vertically integrated model. In the six months ended June 30, 2013, the Functional Amines segment accounted for 49% of Adjusted EBITDA.

•

Specialty Amines. This segment sells alkylamine derivatives for use in the water treatment, personal & home care, oil & gas and animal nutrition end-markets, and specialty additives for use in the pharmaceutical, industrial coatings and metal working fluid end-markets. This segment is downstream from the Functional Amines segment and uses that segment’s production as one of its key raw materials. The Specialty Amines segment’s customers are typically large, multinational enterprises who are leading players in their industry. In the six months ended June 30, 2013, the Specialty Amines segment accounted for 34% of Adjusted EBITDA.

•

Crop Protection. This segment sells alkylamine derivatives for use in the agriculture and crop protection end-markets. The majority of the segment’s customers range from multinational crop protection and agricultural enterprises to large local farms. In the six months ended June 30, 2013, the Crop Protection segment accounted for 17% of Adjusted EBITDA.

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

On April 18, 2013, subsequent to its initial public offering (“IPO”) of 15,789,474 shares of common stock at a price to the public of $15.00 per share, the Company’s common stock began trading on the New York Stock Exchange under the symbol “TAM”. In May 2013, underwriters exercised their option to purchase 1,170,603 additional shares at the IPO price less underwriting discounts and commissions. No selling stockholders participated in the offering. The proceeds from the sale of Company stock generated by this IPO were $240 million after the payment of $14 million in underwriting fees. In addition, professional fees of $10 million were incurred resulting in $230 million of net IPO proceeds. The primary use of these proceeds was the early extinguishment of the $250 million face value Senior PIK Toggle 9.125% Notes (“PIK Toggle Notes”) and payment of underwriting fees. Reference should be made to Note 12 for further details regarding this debt redemption.

In connection with the IPO, Apollo gave notice to the company to terminate its management service agreement, in accordance with the terms of the related service agreement, for $35 million. This termination fee was paid in May 2013 and is included in other operating expense on the Condensed Consolidated Statements of Operations.

Basis of Presentation

The condensed consolidated statements of operations and cash flows for 2012 are presented for two periods: January 1 through February 14, 2012 (the “Predecessor Period”), which relates to the period immediately preceding the Acquisition, and the three and six months ended June 30, 2013 and 2012 (the “Successor Periods”). Prior to the Acquisition, Taminco had no activity other than transaction costs related to the Acquisition. The pro forma results for the three and six months ended June 30, 2012 represent the addition of the Predecessor and the Successor periods ended June 30, 2012 as well as the pro forma adjustments to reflect the acquisition as if it had occurred prior to the beginning of the period presented (“Pro forma”). The Pro forma has been prepared in a format consistent with Article 11 of Regulation S-X. The condensed consolidated financial statements for the Successor Period reflect the acquisition of Taminco under the purchase method of accounting. The results of the Successor Period are not comparable to the results of the Predecessor Period due to the difference in the basis of presentation of purchase accounting as compared to historical cost. The Pro forma results do not reflect the actual results we would have achieved had the acquisition been completed as of the beginning of the year and are not indicative of our future results of operations.

Key Performance Indicators

Adjusted EBITDA

EBITDA consists of profit for the period before interest, taxation, depreciation and amortization (“EBITDA”). We present Adjusted EBITDA to enhance an investor’s understanding of our results of operations and financial condition. Adjusted EBITDA consists of EBITDA and eliminates (i) transaction costs, (ii) restructuring charges, (iii) foreign currency exchange gains/losses, (iv) non-cash equity in earnings/losses of unconsolidated affiliates net of cash dividends received, (v) stock option compensation and (vi) Sponsor management and director fees and expenses (Successor Period only). We believe that making such adjustments provides investors meaningful information to understand our operating results and ability to analyze financial and business trends on a period-to-period basis. Adjusted EBITDA for the three and six month periods ended June 30, 2013 and 2012 are calculated in the same manner.

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

You should not consider Adjusted EBITDA in isolation or as an alternative to (a) operating profit or profit for the period (as reported in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), (b) cash flows from operating, investing and financing activities as a measure to meet our cash needs or (c) any other measures of performance under generally accepted accounting principles. You should exercise caution in comparing Adjusted EBITDA as reported by us to similar measures of other companies. In evaluating Adjusted EBITDA, you should be aware that we are likely to incur expenses similar to the adjustments in this presentation in the future and that certain of these items could be considered recurring in nature. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by non-recurring items. For a discussion of trends affecting Adjusted EBITDA, see “— Results of Operations — Segment Level Financial Results.”

The following table presents our net sales and Adjusted EBITDA for the periods presented.

	Three Months Ended		Six Months Ended		January 1 through
	June 30,		June 30,		February 14,
(In millions)	2013	2012	2013	2012	2012
Net sales	$305	$288	$615	$427	$144
Adjusted EBITDA	66	65	132	99	30

Significant Factors Affecting Our Results of Operations

Volume, Product Mix and Pricing

Volume and our ability to control margins by passing the cost of raw materials onto customers through our pricing strategy are important variables in explaining our financial performance. We believe we occupy strong positions in growing niche markets with a relatively small group of suppliers. We enjoy positive gross profit across most of our product portfolio. In addition, a substantial portion of our sales is made pursuant to cost pass through contracts (“CPT Contracts”) under which the prices we receive for our products are automatically adjusted on a quarterly basis to reflect changes in key raw material prices. An equally substantial portion of our sales are made pursuant to contracts under which sales prices are renegotiated quarterly, generally permitting us to incorporate any increases in key raw material costs in revised sales prices. With respect to both types of contracts, however, price adjustments are made based on the experience of the previous quarter. Accordingly, changes to selling prices will lag behind changes in key raw material costs incurred. This means that in an environment of rising key raw material prices, we will not recover our increased key raw material costs in full until prices stabilize or fall. Conversely, in an environment of falling key raw materials prices, the sales prices we achieve may generate high gross profit and Adjusted EBITDA until prices stabilize or increase. Product mix also significantly impacts our results of operations as the average selling price and gross margin associated with our products varies significantly. For instance, due to the different cost structure and market prices, the selling prices in our Functional Amines business are significantly lower than prices in our Specialty Amines and Crop Protection businesses. On a volume basis for the six months ended June 30, 2013, Functional Amines represented approximately 52% of total volume, Specialty Amines represented approximately 39% and Crop Protection represented approximately 9%. Changes in the share by segment will impact the average selling price and, consequently, gross margin. As a result, although we may experience significant top line growth, the ultimate profitability of our operations will be dependent upon our efforts to promote our higher margin products or increase volumes associated with those that produce lower margins.

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

Unaudited Pro Forma Financial Information

The following pro forma condensed statement of operations data for the six months ended June 30, 2012, has been derived from our historical condensed and combined consolidated financial statements and has been prepared to give effect to the Acquisition, assuming that the Acquisition occurred on January 1, 2012.

The unaudited pro forma condensed statement of operations for the six months ended June 30, 2012 has been adjusted to exclude material non-recurring items as well as the increase of certain expenses directly attributable to the acquisition, and reflects:

•	additional depreciation and amortization that resulted from changes in the final fair value of assets and liabilities, as discussed in more detail below;

•	incremental operating expenses, representing the annual management fee to be paid by the Company to Apollo;

•	elimination of transaction fees related to the Acquisition totaling $42 million;

•	increase in interest expense resulting from new indebtedness incurred in connection with the Acquisition;

•	elimination of incremental share-based compensation expense incurred in connection with the Acquisition triggering vesting of certain outstanding share-based compensation.

The unaudited pro forma condensed statement of operations for the three months ended June 30, 2012 has been adjusted to exclude material non-recurring items directly attributable to the Acquisition, specifically, the elimination of transaction fees related to the Acquisition totaling $2 million.

The pro forma condensed statement of operations for the six months ended June 30, 2012 includes a $22 million fair value step up in inventory resulting from the Acquisition. This step up has temporarily increased our cost of sales in the period subsequent to the Acquisition until such inventory is sold, as reflected in our historical statement of operations for the year ended December 31, 2012.

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

Taminco Corporation

Unaudited Pro Forma Condensed Statement of Operations

For the Three Months Ended June 30, 2012

(In millions)

	Successor (1)
	Three Months Ended June 30, 2012		Acquisition Related Adjustments		Pro Forma
Net Sales	$288		$—		$288
Cost of Sales	234	(f)	—		234

Gross Profit	54		—		54
Selling, general and administrative expenses	12		—		12
Research and development expense	1		—		1
Other operating expense	3		(2	) (c)	1

Operating income	38		2		40
Interest expense, net	19		—		19
Other non-operating expense, net	2		—		2

Income before income taxes, equity in earnings	17		2		19
Income tax expense	10		1	(e)	11

Income before equity in earnings	7		1		8
Equity in losses of unconsolidated entities	—		—		—

Net income	$7		$1		$8

(1)	Taminco Corporation

Taminco Corporation

Unaudited Pro Forma Condensed Statement of Operations

For the Six Months Ended June 30, 2012

(In millions)

	Predecessor (1)	Successor (2)
	Period from January 1 through February14, 2012	Six Months Ended June 30, 2012	Acquisition Related Adjustments		Pro Forma
Net Sales	$144	$427	$—		$571
Cost of Sales	111	365 (f)	7	(a)	483

Gross Profit	33	62	(7)		88
Selling, general and administrative expenses	66	20	(60	) (b)	26
Research and development expense	1	4	—		5
Other operating expense	1	43	(42	) (c)	2

Operating income (loss)	(35)	(5)	95		55
Interest expense, net	8	30	1	(d)	39
Other non-operating expense, net	2	6	—		8

Income (loss) before income taxes, equity in earnings	(45)	(41)	94		8
Income tax expense	9	(6)	9	(e)	12

Income (loss) before equity in earnings	(54)	(35)	85		(4)
Equity in losses of unconsolidated entities	—	1	—		1

Net income (loss)	$(54)	$(36)	$85		$(5)

(1)	Taminco Group Holdings S.à.r.l.
(2)	Taminco Corporation

(a)	Reflects the incremental depreciation and amortization expense resulting from the preliminary estimated fair value adjustments for purchase accounting (in millions).

January 1 through February 14, 2012
Depreciation of:
Land and improvements	$—
Building, structures and related improvements	—
Plant, machinery and equipment	6
Furniture and vehicles	—
Construction-in-process	—
Software	—

Total estimated depreciation expense	6
Elimination of previously recorded depreciation	(4)

Pro forma adjustment to depreciation	$2

January 1 through February 14, 2012
Amortization of:
Regulatory costs	$1
Customer relationships	3
Technology, license and patent costs	1
Various contracts	3

Total estimated depreciation expense	8
Elimination of previously recorded amortization	(3)

Pro forma adjustment to amortization	$5

(b)	Reflects the elimination of share-based compensation expense of $60 million recorded for the period from January 1 through February 14, 2012 directly as a result of the Acquisition.

(c)	Reflects (i) incremental operating expenses, representing the annual management fee to be paid by the Company to Apollo for the period from January 1 through February 14, 2012 in the amount of $1 million, and (ii) the elimination of the transaction fees in the amount of $42 million during the six months ended June 30, 2012. For the three months ended June 30, 2012, the adjustment reflects the elimination of $2 million which were comprised mainly of professional fees.

(d)	Represents the net change in the interest expense related to the indebtedness incurred in connection with the Acquisition compared to the interest expense previously recorded (in millions):

January 1 through February 14, 2012
Estimated interest expense for USD Term Loan Credit Facility (5.25%)	$3
Estimated interest expense for Euro Term Loan Credit Facility (5.50%)	1
Estimated interest expense for Second-Priority Senior Secured Notes (9.75%)	5

Total estimated interest expense	9
Eliminate interest expense for subordinated capitalized bonds, Facility A, B, C and D	(8)

Net change in interest expense	$1

(e)	Reflects the estimated tax effect resulting from the pro forma adjustments (except for the adjustment of share-based compensation expense and certain transaction costs) at the statutory rate for the relevant tax jurisdiction. The primary jurisdictions are the United States (37%) and Belgium (34%). No pro forma tax benefit was assumed for the non-cash share-based compensation expense and a portion of the transaction expenses since the amounts are not deductible in the local jurisdictions and therefore represent permanent items.

(f)	Historical results for the three and six months ended June 30, 2012 include incremental expense of $22 million in cost of goods sold related to the sale of inventory that was subject to a fair value step up for purchase accounting at the date of the Acquisition.

Results of Operations

The following table presents our consolidated results for the periods presented (in millions):

	Successor		Pro Forma (1)
	Three Months Ended June 30,		Three Months Ended June 30, 2012
	2013	2012
Net sales	$305	$288	$288
Cost of sales	250	234	234
Selling, general and administrative expense	14	12	12
Research and development expense	3	1	1
Other operating expense	37	3	1
Interest expense, net	24	19	19
Loss on early extingusihment of debt	12	—	—
Other non-operating (income) expense, net	—	2	2
Income tax expense (benefit)	(22)	10	11
Loss from companies consolidated under the equity method	—	—	—

Net income (loss) for the period	$(13)	$7	$8

(1)	Pro forma for the three months ended June 30, 2012 gives effect to the Acquisition as if it had occurred on January 1, 2012.

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

Net sales for the three months ended June 30, 2013 were $305 million compared to $288 million in the comparative period ended June 30, 2012, which represents an increase of $17 million or 6%. Of the total increase, $9 million is primarily due to an increase in volumes in the Specialty Amines segment partly due to the DIMLA plant start up in 2012. Functional Amines volumes were negatively impacted in the amount of $3 million partly due to lower volumes in the solvents business. The remainder of the difference is due to movements in price due to CPT Contracts and product mix.

Cost of sales for the three months ended June 30, 2013 were $250 million compared to $234 million in the comparative period ended June 30, 2012, which represents an increase of $16 million or 7%. The increase was due to the corresponding increase in sales and due to higher fixed operating costs. Gross profit margins in the three months ended June 30, 2013 were 18.0% compared to gross profit margins in the corresponding period of 18.8% due to movements in the product mix.

Selling, general and administrative expense for the three months ended June 30, 2013 was $14 million compared to $12 million in the comparative period ended June 30, 2012, which represents an increase of $2 million or 17%. This increase was due to higher expenditures within our support functions in order to support additional growth demands as well as stock based compensation costs for employee grants issued primarily during April 2012.

Other operating expense for the three months ended June 30, 2013 was $37 million compared to $3 million in the comparative period ended June 30, 2012, which represents an increase of $34 million. This increase was due to the termination payment to Apollo and the expense of the 2013 management fee offset by lower transaction costs related to the Acquisition.

Interest expense, net for the three months ended June 30, 2013 was $24 million compared to $19 million in the comparative period ended June 30, 2012, which represents an increase of $5 million or 26%. This increase was due to the added interest expense for the PIK Toggle Notes issued in December 2012.

Loss on early extinguishment of debt for the three months ended June 30, 2013 was $12 million due to the write off of the related deferred financing charges, the premium paid to the holders of the PIK Toggle Notes as well as the remaining unamortized discount associated with the PIK Toggle Notes.

Other non-operating (income) expense, net for the three months ended June 30, 2013 was $0 million compared to $2 million of expense in the comparative period ended June 30, 2012. This decrease is due to FX impacts.

Income tax expense for the three months ended June 30, 2013 was $22 million benefit compared to the expense of $10 million in the comparative period ended June 30, 2012, which represents a decrease of $32 million. This decrease was due to the significant expenses related to the termination fee and payoff of the PIK Toggle Notes.

Three Months Ended June 30, 2013 vs. Pro Forma Three Months Ended June 30, 2012

Our discussion of the consolidated results for the Three Months Ended June 30, 2013 vs. Pro Forma Three Months Ended June 30, 2012, are the same in the preceding comparison of the Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012 with the exception of the following items.

Other operating expense for the three months ended June 30, 2013 was $37 million compared to $1 million in the comparative pro forma period ended June 30, 2012, which represents an increase of $36 million. This increase was due to the termination payment to Apollo and the expense of the remaining 2013 Apollo management fee.

Income tax expense for the three months ended June 30, 2013 was $22 million benefit compared to the expense of $11 million in the comparative pro forma period ended June 30, 2012, which represents a decrease of $33 million. This decrease was due to the significant expenses related to the termination fee and payoff of the PIK Toggle Notes.

The following table presents our consolidated results for the periods presented (in millions):

	Successor		Predecessor	Pro Forma (1)
	Six Months Ended June 30,		January 1 through February 14,	Six Months Ended June 30,
	2013	2012	2012	2012
Net sales	$615	$427	$144	$571
Cost of sales	503	365	111	483
Selling, general and administrative expense	29	20	66	26
Research and development expense	6	4	1	5
Other operating expense	39	43	1	2
Interest expense, net	48	30	8	39
Loss on early extinguishment of debt	12	—	—	—
Other non-operating (income) expense, net	(2)	6	2	8
Income tax expense (benefit)	(16)	(6)	9	12
Loss from companies consolidated under the equity method	1	1	—	1

Net income (loss) for the period	$(5)	$(36)	$(54)	$(5)

(1)	Pro forma for the six months ended June 30, 2012 gives effect to the Acquisition as if it had occurred on January 1, 2012.

Six Months Ended June 30, 2013 vs. Pro Forma Six Months Ended June 30, 2012

Net sales for the six months ended June 30, 2013 were $615 million compared to $571 million in the comparative pro forma period ended June 30, 2012, which represents an increase of $44 million or 7.8%. Of the total increase, $30 million is primarily due to an increase in volumes in the Specialty Amines segment partly due to sales related to the DIMLA plant start up. The remainder of the difference was due to movements in price due to pricing and product mix.

Cost of sales for the six months ended June 30, 2013 were $503 million compared to $483 million in the comparative pro forma period ended June 30, 2012, which represents an increase of $20 million or 4%. The increase was due to the corresponding increase in volumes and due to higher fixed operating costs. Gross profit margins in the six months ended June 30, 2013 were 18.2% compared to gross profit margins in the corresponding period of 19.3%, excluding the inventory step up related to the Acquisition. The decrease was due to the product mix.

Selling, general and administrative expense for the six months ended June 30, 2013 was $29 million compared to $26 million in the comparative pro forma period ended June 30, 2012 which represents an increase of $3 million or 12%. This increase was due to higher expenditures in our support functions in order to support additional growth demands and as well as increased stock based compensation costs for employee grants issued primarily during April 2012 .

Other operating expense for the six months ended June 30, 2013 was $39 million compared to $2 million in the comparative pro forma period ended June 30, 2012, which represents an increase of $37 million. This increase was due to the termination payment to Apollo and the remainder of the 2013 management fee.

Interest expense, net for the six months ended June 30, 2013 was $48 million compared to $39 million in the comparative pro forma period ended June 30, 2012, which represents an increase of $9 million or 23%. This increase was due to the added interest expense for the PIK Toggle Notes issued in December 2012.

Loss on early extinguishment of debt for the six months ended June 30, 2013 was $12 million the write off of the related deferred financing charges, the premium paid to the holders of the PIK Toggle Notes as well as the remaining unamortized discount associated with the PIK Toggle Notes.

Other non-operating (income) expense, net for the six months ended June 30, 2013 was a benefit of $2 million compared to $8 million of expense in the comparative pro forma period ended June 30, 2012, which represents a decrease of $10 million or 125%. This decrease was primarily attributable to expenses related to the currency swap entered into for the Acquisition in the prior year and impact of foreign exchange rates during the current year.

Income tax expense for the six months ended June 30, 2013 was $16 million benefit compared to the expense of $12 million in the comparative pro forma period ended June 30, 2012, which represents a decrease of $28 million. This decrease was due to the termination payment and the payoff of the PIK Toggle Notes.

Six Months Ended June 30, 2013 vs. Period from January 1, 2012 to February 14, 2012 (Predecessor Period) and Six Months Ended June 30, 2012 (Successor)

Net sales were $615 million for the six months ended June 30, 2013 compared to net sales for the Predecessor Period of $144 million and $427 million for the Successor Period. Of the total increase, $30 million was primarily due to an increase in volumes in the Specialty Amines segment partly due to sales related to the DIMLA plant start up. The remainder of the difference was due to movements in price due to pricing and product mix.

Cost of sales were $503 million for the six months ended June 30, 2013 compared to $111 million for the Predecessor Period and $365 million for the Successor Period. Raw materials as a percentage of cost of sales for the six months ended June 30, 2013, Predecessor Period and Successor Period represented 62.8%, 57.3% and 63.3%, respectively. The gross profit margin derived from these periods was 18.2%, 22.9% and 14.5%, respectively. Gross profit margin was negatively impacted in the Successor Period by additional depreciation and amortization by approximately 2.5% as well as the adjustment to record existing inventory at fair value resulting from the Acquisition by approximately 5.2%. Gross profit margin excluding those items in the Successor Period would have been 22.2%.

Selling, general and administrative expense was $29 million for the six months ended June 30, 2013 compared to $66 million for the Predecessor Period and $20 million for the Successor Period. Selling, general and administrative expenses for the Predecessor Period were impacted by a one-time management compensation expense, which was accounted for upon the sale of the Company by the former management stockholders, of $60 million. This expense resulted from the agreements entered into by certain management members in August 2007, in connection with the acquisition of our then predecessor. These agreements related to stock options granted to management, subordinated loans and shares of the Company, all of which were contingent on continuing employment of management until the occurrence of a sale of the Company, change in control or an initial public offering (the “Exit Event”). The grant date fair value of the stock options ($8 million), the fair value of the subordinated loans plus accrued interest ($49 million) on the Exit Event, and the fair value of the shares at the investment date ($3 million) were recorded as compensation expense upon the Exit Event on February 14, 2012.

Other operating expense for the six months ended June 30, 2013 was $39 million compared to the Predecessor Period which was $1 million and was $43 million for the Successor Period. The amount during the Successor Period was related to the Acquisition and included fees paid to Apollo, legal fees and general advisory fees.

Interest expense, net for the six months ended June 30, 2013 was $48 million compared to the Predecessor Period which was $8 million and was $30 million for the Successor Period. Interest expense in the current year was impacted by the additional interest on the PIK Toggle Notes.

Loss on early extinguishment of debt for the six months ended June 30, 2013 was $12 million the write off of the related deferred financing charges, the premium paid to the holders of the PIK Toggle Notes as well as the remaining unamortized discount associated with the PIK Toggle Notes.

Other non-operating (income) expense, net for the six month period ending June 30, 2013 consisted of approximately $2 million in gain related to foreign exchange rates. Other non-operating income for the six month period ending June 30, 2012 consisted of the loss of approximately $6 million on an Acquisition related foreign currency swap. Other non-operating expense for the Predecessor Period ended February 14, 2012 was approximately $2 million which primarily consisted of costs related to foreign exchange rates.

Income tax expense for the six months ended June 30, 2013 was a $16 million benefit compared to the Predecessor Period which was an expense of $9 million and the $6 million benefit in the comparative period ended June 30, 2012. Income tax expense was impacted by the significant expenses related to the termination fee and payoff of the PIK Toggle Notes.

Segment Level Financial Results

The following table and related text is a more detailed discussion of the results of each of our reportable segments during the three months ended June 30, 2013 and 2012 (Successor Period) and January 1 through February 14, 2012 (Predecessor Period):

	Successor		Pro Forma
	Three Months Ended June 30,		Three Months Ended June 30, 2012

(In millions)	2013	2012
Functional amines	$137	$133	$133
Specialty amines	131	118	118
Crop protection	37	37	37

Total Company Sales	$305	$288	$288

	Adjusted EBITDA
	Successor		Pro Forma (1)
	Three Months Ended June 30,		Three Months Ended June 30, 2012

(In millions)	2013	2012
Functional amines	$32	$36	$36
Specialty amines	23	18	18
Crop protection	11	11	11

Total Company Adjusted EBITDA	$66	$65	$65

Reconciling items:
Transaction costs	—	(1)	1
Foreign currency exchange losses	1	—	—
Loss of equity method investment	—	—	—
Stock option compensation	—	—	—
Loss on early extinguishment of debt	(12)	—	—
Apollo fees	(38)	(1)	(1)
Depreciation and amortization	(28)	(27)	(27)
Interest expense, net	(24)	(19)	(19)
Income tax expense	22	(10)	(11)

Net income (loss) for the period	$(13)	$7	$8

(1)	Pro Forma three months ended June 30, 2012 gives effect to the Acquisition as if it had occurred on January 1, 2012.

Net Sales

Net sales derived from the Functional Amines segment was $137 million for the three months ended June 30, 2013, which was an increase of $4 million or 3% from the corresponding pro forma period ended June 30, 2012. The increase in Sales was primarily due to higher pricing related to higher raw material prices in both our Methylamines and Higher Amines and Solvents businesses. This increase was offset by slightly lower volumes in both businesses.

Net sales derived from the Specialty Amines segment was $131 million for the three months ended June 30, 2013, an increase of $13 million or 11% compared to the pro forma period ended June 30, 2012 with $118 million. The increase was partly due to increases in volumes of $9 million partly due to the impact of the new DIMLA plant in the United States. The remainder is due to the pricing and product mix impact account for an additional increase of $4 million. Specifically, the volume growth was in DIMLA, which had a higher average selling price.

Net sales derived from the Crop Protection segment for the three months ended June 30, 2013 were $37 million, which is flat with the pro forma period ending June 30, 2012. Volumes were down in fungicides, but offset by growth in soil fumigants.

Adjusted EBITDA

Adjusted EBITDA derived from the Functional Amines segment decreased by $4 million to $32 million for the three months ended June 30, 2013 from $36 million in the pro forma period ending June 30, 2012. The decrease versus a very strong comparable quarter last year was mainly due to reduced margins in the solvents business and higher fixed operating costs.

Adjusted EBITDA derived from the Specialty Amines segment increased by $5 million to $23 million for the three months ended June 30, 2013 from $18 million in the pro forma period ending June 30, 2012, which was mainly due to increased volumes and improved pricing and mix effects.

Adjusted EBITDA derived from the Crop Protection segment remained flat with prior year at $11 million. This was due to higher pricing and mix effects offsetting higher fixed costs.

Total Adjusted EBITDA for the three months ended June 30, 2013 was $66 million, compared to $65 million in the pro forma period ended June 30, 2012, which represented an increase of $1 million or 1.5%. The increase was mainly due to the addition of new derivative capacities in the U.S.

Following is a more detailed discussion of the results of each of our reportable segments during the six months ended June 30, 2013 and 2012 (Successor Period) and January 1 through February 14, 2012 (Predecessor Period):

	Net Sales
	Successor		Predecessor	Pro Forma (1)
	Six Months Ended June 30,		January 1 through February 14, 2012	Six Months Ended June 30, 2012
(In millions)	2013	2012
Functional amines	$277	$200	$64	$264
Specialty amines	264	172	61	233
Crop protection	74	55	19	74

Total Company Sales	$615	$427	$144	$571

(1)	Pro Forma six months ended June 30, 2012 gives effect to the Acquisition and the PIK Toggle Notes as if they had occurred on January 1, 2012.

	Adjusted EBITDA
	Successor		Predecessor
			January 1 through February 14, 2012	Pro Forma (1)
	Six Months Ended			Six Months Ended June 30, 2012
	June 30,
(In millions)	2013	2012
Functional amines	$64	$51	$15	$66
Specialty amines	45	30	9	39
Crop protection	23	18	6	24

Total Company Adjusted EBITDA	$132	$99	$30	$129

Reconciling items:
Transaction costs	—	(68)	—	(26)
Foreign currency exchange losses	3	(1)	—	(1)
Loss of equity method investment	(1)	(1)	—	(1)
Stock option compensation	—	—	(60)	—
Loss on early extinguishment of debt	(12)	—	—	—
Apollo fees	(39)	(2)	—	(2)
Depreciation and amortization	(56)	(39)	(7)	(53)
Interest expense, net	(48)	(30)	(8)	(39)
Income tax (expense ) benefit	16	6	(9)	(12)

Net income (loss) for the period	$(5)	$(36)	$(54)	$(5)

(1)	Pro Forma six months ended June 30, 2012 gives effect to the Acquisition as if it had occurred on January 1, 2012.

Net Sales

Net sales derived from the Functional Amines segment was $277 million for the six months ended June 30, 2013, which was an increase of $13 million or 4.9% from the corresponding pro forma period ended June 30, 2012. The primary reason for the increase was due to pricing increases related to increased raw materials and product mix. Specifically, higher amines and solvents, as compared to methylamines and salts, made up a greater percentage of volumes. Higher amines and solvents maintain a higher average selling price due to their cost structure and market pricing.

Net sales derived from the Specialty Amines segment was $264 million for the six months ended June 30, 2013, an increase of $31 million or 13% compared to the pro forma period ended June 30, 2012 with $233 million. The increase was due to increases in volumes of $30 million partly due to the impact of the new DIMLA plant in the United States. Pricing and product mix also contributed approximately $1 million to the net sales increase.

Net sales derived from the Crop Protection segment for the six months ended June 30, 2013 were $74 million, which is flat with the pro forma period ending June 30, 2012. Volumes were largely unchanged compared to the corresponding period in 2012 despite changes in pricing and product mix.

Adjusted EBITDA

Adjusted EBITDA derived from the Functional Amines segment decreased by $2 million to $64 million for the six months ended June 30, 2013 from $66 million in the pro forma period ending June 30, 2012. The slight decrease was due to product mix and higher fixed operating costs.

Adjusted EBITDA derived from the Specialty Amines segment increased by $6 million to $45 million for the six months ended June 30, 2013 from $39 million in the pro forma period ending June 30, 2012, which was supported by the DIMLA investment.

Adjusted EBITDA derived from the Crop Protection segment decreased by $1 million to $23 million for the six months ended June 30, 2013 from $24 million in the pro forma period ending June 30, 2012. The decrease was due to a shift in the season for soil fumigants and plant growth regulators.

Total Adjusted EBITDA for the six months ended June 30, 2013 was $132 million, compared to $129 million in the pro forma period ended June 30, 2012, which represented an increase of $3 million or 2.3%. The increase was mainly due to the addition of new derivative capacities in the U.S.

Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations and short-term and long-term borrowings. We also make use of an off-balance sheet, non-recourse factoring facility (the “Non-Recourse Factoring Facility”) to help manage our liquidity position. The Non-Recourse Factoring Facility has a limit of $196 million, the U.S. Dollar equivalent of the €150 million commitment amount, and applies solely to the accounts receivable of Taminco BVBA and Taminco US Inc. Financing for each borrower is limited to a maximum of 15% of the amount of approved outstanding accounts receivable for all borrowers assigned to the bank acting as factor with the exception of certain agreed upon borrowers, the financing for whom is limited to 30% of the amount of approved outstanding accounts receivable. The Non-Recourse Factoring Facility is committed until July 1, 2015 with a provision for indefinite extension and a notice period prior to termination of one year. Financing was approved on 85% of the relevant outstanding accounts receivable.

The costs associated with the Non-Recourse Factoring Facility consist of a commission fee on the factored receivables and an interest charge on the amount drawn under the facility. The commission fee for the three and six months ended June 30, 2013, for the Predecessor period ended February 14, 2012, and Successor three and six month periods ended June 30, 2012 were $0.3 million, $0.6 million, $0.2 million, $0.3 million and $0.3 million, respectively. The commission fee is included in selling, general and administrative expense on the Condensed Consolidated Statements of Operations. The interest charge for the three and six months ended June 30, 2013, for the Predecessor period ended February 14, 2012 and Successor three and six month periods ending June 30, 2012 were $0.4 million, $0.8 million $0.1 million, $0.6 million and $0.6 million, respectively. The Non-Recourse Factoring Facility is an off-balance sheet obligation and is not included in calculations of our indebtedness. The amount drawn under the Non-Recourse Factoring Facility was $96 million at June 30, 2013 and $86 million at December 31, 2012.

We also have senior secured credit facilities totaling $701 million consisting of a $200 million revolving credit facility, none of which was drawn as of June 30, 2013, a $346 million USD term loan facility and €119 million (or approximately $155 million at June 30, 2013) Euro term loan facility. In addition, we have $400 million in aggregate principal amount outstanding of 9.75% second-priority notes due 2020 (the “2020 Notes”) (the “Notes”). The Senior Secured Credit Facility and the indenture governing the Notes contain customary covenants. We may be required to comply with a specific financial ratio under our revolving credit facility. Under the revolving credit facility, if we have indebtedness under the revolving credit facility or if more than $20 million of letters of credit that are not cash-collateralized are outstanding, we must maintain a maximum net first lien coverage ratio of 3.75 to 1.00, tested quarterly and upon each credit extension. As of June 30, 2013, there were no amounts drawn under our revolving credit facility and we had a net first lien coverage ratio of 1.90 to 1.00, which would have been in compliance with the ratio requirement if we were under an obligation to comply. This restriction may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

Future Cash Needs

Our primary future cash needs will be used to meet debt service requirements, working capital requirements, capital commitments and capital expenditures. Capital expenditures in 2013 are expected to be approximately $86 million (of which $62 million is for growth capital expenditures). We may also pursue strategic acquisition opportunities which may impact our future cash requirements. We believe that our cash flows from operations, combined with availability under our revolving credit facility and our factoring facility, will be sufficient to meet our presently anticipated future cash needs.

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

Cash Flows

Cash and cash equivalents decreased from $67 million at December 31, 2012 to $44 million at June 30, 2013. This decrease was primarily attributable to the $250 million repayment of the PIK Toggle Notes and $32 million in capital spending offset by $230 million of IPO proceeds, net of expenses, and $37 million from favorable operating activities. Of the total cash balance, the majority is in the United States and Belgium, which is where the cash is needed.

Cash flows from operating, investing and financing activities are presented in the following table:

	Successor		Predecessor
	Six Months Ended June 30,		January 1 through February 14, 2012
(In millions)	2013	2012
Cash provided by (used in):
Operating activities	$37	$(72)	$44
Investing activities	(32)	(179)	(6)
Financing activities	(27)	269	—
Effects of change in exchange rates on cash and cash equivalents	(1)	2	2

Net change in cash and cash equivalents	$(23)	$20	$40

Net cash flows from operating activities consist of profit after tax adjusted for changes in net working capital and non-cash items such as depreciation, amortization and write-offs, and movements in provisions and pensions. For the six months ended June 30, 2013, cash from operating activities was $37 million compared to the Predecessor period of $44 million. Cash used in operating activities in the six months ended June 30, 2012 was $72 million primarily due to $42 million of transaction costs and normal uses of working capital.

Trade working capital represents trade receivables plus inventories less trade payables as presented on our Condensed Consolidated Balance Sheets. Trade working capital margin represents trade working capital as a percentage of net sales. We use the Non-Recourse Factoring Facility to manage fluctuations in our trade working capital. The following table presents trade working capital as of the periods presented:

(In millions)	June 30, 2013	December 31, 2012
Trade receivables	$88	$74
Inventory	126	126
Trade payables	(100)	(80)

Trade working capital	$114	$120

Trade Working Capital

Trade working capital at June 30, 2013 was $114 million, down by $6 million from $120 million at the end of 2012. The increase in payables more than offset the increase in trade receivables related to the seasonal time of the business.

Trade Receivables

Trade receivables at June 30, 2013 were $88 million, an increase of $14 million from $74 million at the end of 2012. The increase was primarily driven by higher revenues in the six month period ending June 30, 2013 compared to revenues in the six month period ending December 31, 2012 due to seasonality. The strong first six months was due to the herbicide season within our Functional Amines business.

Inventories

Inventories at June 30, 2013 were $126 million, flat with the end of 2012.

Trade Payables

Trade payables at June 30, 2013 were $100 million, an increase of $20 million from $80 million at the end of 2012. The increase was primarily driven by normal fluctuations in accounts payable and impacts from the herbicide season in the first six months.

Non-Current Interest-bearing Loans and Borrowings

Interest-bearing loans and borrowings decreased by $252 million to $903 million between December 31, 2012 and June 30, 2013, due to principal payments and the repayment of the PIK Toggle Notes.

Cash used in investing activities was $32 million and $179 million for the six month periods ending June 30, 2013 and 2012, respectively, compared to $6 million for the Predecessor period, primarily due to ongoing capital expenditures at the plant sites in the current year and due to the Acquisition and plant capital expenditures in the prior year.

The table below sets forth information with respect to our capital expenditures for the six months ended June 30, 2013 and 2012:

(In millions)	Successor		Predecessor
	Six Months Ended June 30, 2013	Six Months June 30, 2012	January 1 through February 14, 2012
Tangible capital expenditures	$29	$21	$6

Growth and optimization	16	16	5
Maintenance	13	5	1
Intangible capital expenditures	3	3	—

Total capital expenditures	$32	$24	$6

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

Cash used in financing activities was $27 million for the six months ended June 30, 2013 primarily due to the early extinguishment of the face value $250 million in PIK Toggle Notes, as well as the final $7 million shareholder distribution from December 2012, offset by $233 million of net funds raised from the sale of common stock, primarily in the Company’s April 2013 initial public offering. Cash provided by financing activities for the six months ended June 30, 2012 was $269 million as a result of the refinancing upon the closing of the Acquisition and the capital contribution by Apollo.

Contractual Obligations

The following table summarizes our future contractual obligations as of June 30, 2013:

(In millions)	2013	2014	2015	2016	2017	Thereafter	Total
Senior Secured Credit Facilities:
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
USD term loan credit facility (a)	2	3	3	3	4	331	346
EUR term loan credit facility (a)	1	2	2	2	2	146	155
Second Priority senior secured notes	—	—	—	—	—	400	400
Interest expense	31	61	61	61	61	121	396
Operating leases	2	4	4	3	3	2	18
Capital leases	1	1	1	1	2	2	8
Purchase commitments (b)	1	4	3	3	2	17	30

Total	$38	$75	$74	$73	$74	$1,019	$1,353

(a)	Our term loans bear interest at variable rates, which are assumed to reflect the LIBOR currently in effect for purposes of this table; actual rates could differ materially.
(b)	We are a party to certain obligations to purchase products and services, principally related to the purchase of raw materials. These commitments are designed to assure sources of supply which historically have not been, and are not expected to be, in excess of our manufacturing requirements. Under a limited number of these obligations, which are structured as take-or-pay contracts, we are obligated to make minimum payments whether or not we take the contractual minimum. The amounts disclosed in the above table represent these minimum payments to be made in accordance with the contracts in place. We have historically always required the minimum levels in each of these contracts.

Off-Balance Sheet Arrangements

Our primary off-balance sheet commitment is the Non-Recourse Factoring Facility described above under “Liquidity and Capital Resources.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

We have begun to formally document and test our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2014, as required following our initial public offering in April 2013.

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

Item 3. Defaults on Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See the Index to Exhibits on Page 41.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Ghent, Belgium, on August 13, 2013.

TAMINCO CORPORATION

By:	/s/ Laurent Lenoir
Name: Laurent Lenoir
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Amended and Restated Bylaws of Taminco Corporation

3.2*	Amended and Restated Certificate of Incorporation of Taminco Corporation

10.1	Management Agreement, dated March 25, 2013, between Taminco BVBA and Laurent Lenoir

10.2	Management Agreement, dated March 25, 2013, between Taminco BVBA and Kurt Decat

10.3	Management Agreement, dated March 25, 2013, between Taminco BVBA and Johan De Saegher

10.4	Management Agreement, dated March 25, 2013, between Taminco BVBA and Piet Vanneste

10.5	Management Agreement, dated March 25, 2013, between Taminco BVBA and Guy Wouters

10.6	Management Agreement, dated March 25, 2013, between Taminco BVBA and Sabine Ketsman

10.7	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Laurent Lenoir

10.8	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Kurt Decat

10.9	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Johan De Saegher

10.10	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Piet Vanneste

10.11	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Guy Wouters

10.12	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Sabine Ketsman

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRLTaxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	Furnished with this Report. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934.