Form 10-Q
period 2013-09-30
TAMINCO Corp
filed 2013-11-07
CIK 1547063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were approximately 66,398,804 shares of common stock outstanding at November 7, 2013.

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

TAMINCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, except share amounts)

(Unaudited)

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		January 1 through
	2013	2012	2013	2012	February 14, 2012
Net sales	$302	$284	$917	$711	$144
Cost of sales	247	233	750	598	111

Gross profit	55	51	167	113	33
Selling, general and administrative expense	17	12	46	32	66
Research and development expense	3	3	9	7	1
Other operating (income) expense	—	(2)	39	41	1

Operating income (loss)	35	38	73	33	(35)
Interest expense, net	18	20	66	50	8
Loss on early extinguishment of debt	—	—	12	—	—
Other non-operating expense, net	4	2	2	8	2

Income (loss) before income taxes and equity in earnings	13	16	(7)	(25)	(45)
Income tax expense (benefit)	8	8	(8)	2	9

Income (loss) before results from equity in earnings	5	8	1	(27)	(54)
Equity in income (losses) of unconsolidated entities	1	(1)	—	(2)	—

Net income (loss) for the period	$6	$7	$1	$(29)	$(54)

Net income (loss) per common share:
Basic	$0.09	$0.14	$0.02	$(0.59)	$(0.05)
Diluted	$0.09	$0.14	$0.02	$(0.59)	$(0.05)
Weighted average number of common shares outstanding
Basic	66,398,804	49,009,139	59,549,283	49,009,139	1,000,000,000
Diluted	66,857,732	49,009,139	59,750,833	49,009,139	1,000,000,000

See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Millions)

(Unaudited)

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		Period from January 1 through
	2013	2012	2013	2012	February 14, 2012
Net income (loss) for the period	$6	$7	$1	$(29)	$(54)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9	(46)	7	(10)	—
Net pension and other postretirement benefit adjustments	—	—	—	—	—

Other comprehensive income (loss), net of tax	9	(46)	7	(10)	—

Total comprehensive income (loss)	$15	$(39)	$8	$(39)	$(54)

See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$45	$67
Trade receivables, net of allowance for doubtful accounts of $1.2 and $1.9 in 2013 and 2012, respectively	84	73
Related parties receivables	1	1
Inventories	131	126
Deferred income taxes	7	4
Prepaid expenses and other current assets	12	13
Income tax receivable	8	13

Total current assets	288	297
Property, plant and equipment, net	451	434
Equity method investment	20	20
Intangible assets, net	547	586
Goodwill	459	453
Capitalized debt issuance costs, net	48	57

Total assets	$1,813	$1,847

Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$6	$6
Trade payables	85	80
Income taxes payable	4	4
Other current liabilities	33	51
Deferred income taxes	2	2

Total current liabilities	130	143
Long-term debt	906	1,155
Deferred income taxes	238	249
Long-term pension and post retirement benefit obligations	17	16
Other liabilities	9	13

Total liabilities	1,300	1,576

Common stock ($0.001 par value, 90,824,000 shares authorized, 66,398,804 shares issued and outstanding at September 30, 2013; 49,188,071 shares authorized and issued at December 31, 2012)	—	—
Additional paid-in capital	532	298
Retained earnings	(27)	(28)
Accumulated other comprehensive income	8	1

Total stockholders’ equity	513	271

Total liabilities and equity	$1,813	$1,847

See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	January 1 through February 14, 2012
Cash flows provided by (used in) operating activities
Net income (loss)	$1	$(29)	$(54)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	85	64	7
Deferred tax provision	(24)	(19)	5
Stock based compensation	1	—	—
Other non-cash adjustments:
Loss on early extinguishment of debt	5	—	—
Posting share options	—	—	60
Amortization of debt-related costs	7	—	—
Accrued interest on related party loans	—	—	5
Net change in assets and liabilities:
(Increase)/Decrease in accounts receivable	(11)	(18)	11
(Increase)/Decrease in inventories	(4)	(24)	5
Increase in accounts payable	4	3	15
(Increase)/Decrease in other current assets	5	4	(3)
Increase/(Decrease) in other current liabilities	(12)	7	6
Increase/(Decrease) in other non-current liabilities	(5)	4	(13)

Net cash flows provided by (used in) operating activities	52	(8)	44

Cash flows used in investing activities
Acquisition of Taminco Group Holdings S.à.r.l., net of cash acquired	—	(155)	—
Purchase of property, plant and equipment	(43)	(33)	(6)
Purchase of intangible assets	(5)	(4)	—

Net cash flows used in investing activities	(48)	(192)	(6)

Cash flows provided by (used in) financing activities
Net increase (decrease) in short term borrowings	—	(5)	—
Proceeds from borrowings	—	908	—
Repayments of borrowings	(253)	(1,124)	—
Capital contribution	—	540	—
Return of capital	(7)	—	—
Sale of common stock	233	—	—
Payments of debt issuance costs	(2)	(56)	—

Net cash flows provided by (used in) financing activities	(29)	263	—

Effect of exchange rate change on cash and cash equivalents	3	(5)	2

Net increase (decrease) in cash and cash equivalents	(22)	58	40
Cash and cash equivalents, beginning of period	67	—	131

Cash and cash equivalents, end of period	$45	$58	$171

Supplemental Cash Flow Information:
Interest paid	$66	$44	$1
Income tax payments, net	$10	$24	$—

See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In Millions)

(Unaudited)

	Total Equity (Deficit)	Non- Controlling Interests	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid In Capital
Predecessor
Balance at December 31, 2011	$(32)	$—	$(24)	$(22)	$14	$—
Net loss	(54)	—	(54)	—	—	—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—
Unrealized net gain on available for sale securities	—	—	—	—	—	—
Pension and other postretirement benefit adjustments	—	—	—	—	—	—

Balance at February 14, 2012	$(86)	$—	$(78)	$(22)	$14	$—

Successor
Balance at January 1, 2012	$—	$—	$—	$—	$—	$—
Capital contribution	540	—	—	—	—	540
Return of capital	(243)	—	—	—	—	(243)
Net loss	(28)	—	(28)	—	—	—
Other comprehensive income (loss), net of tax	1	—	—	1	—	—
Issuance of common stock	1	—	—	—	—	1

Balance at December 31, 2012	$271	$—	$(28)	$1	$—	$298

Net income	1	—	1	—	—	—
Initial public offering proceeds, net	230	—	—	—	—	230
Issuance of common stock	3	—	—	—	—	3
Compensation cost for stock option grants	1	—	—	—	—	1
Other comprehensive income (loss), net of tax	7	—	—	7	—	—

Balance at September 30, 2013	$513	$—	$(27)	$8	$—	$532

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

As noted within Note 1 of the Company’s Form S-1, as amended, an affiliate of Apollo Global Management, LLC (the “Purchaser” or “Apollo”), through TGCC, acquired all of the issued share capital of Taminco Group Holdings S.à r.l. and its subsidiaries (collectively, the “Predecessor”). The related share purchase agreement with CVC Capital Partners (“Seller”) was finalized on February 15, 2012 (the “Acquisition”). Therefore, the 2012 condensed consolidated statement of operations, statement of comprehensive income, statement of changes in equity and statement of cash flows are presented for two periods: January 1, 2012 through February 14, 2012 (“Predecessor”) and January 1, 2012 through September 30, 2012 (“Successor”), which relate to the period immediately preceding and succeeding the Acquisition, respectively. The results of the Successor are not comparable to the results of the Predecessor as the acquired assets and liabilities have been subsequently remeasured at fair market value.

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

The Company currently operates seven plants worldwide dedicated to the production of alkylamines and alkylamine derivatives, including two larger facilities in each of the United States and in Europe, that are among the world’s largest methylamine and higher alkylamines production facilities, a joint venture facility with Mitsubishi Gas Chemical Company and certain of its affiliates (the “MGC Group”) in China, and two other 100% Taminco-owned facilities in China.

2. Significant Accounting Policies

In management’s opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2013 and December 31, 2012 and the results of operations and comprehensive income/(loss) for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012. The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements, for the fiscal year ended December 31, 2012, included in the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 15, 2013. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012 (in millions except share data):

Basic Earnings Per Common Share Computation	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		January 1 through
	2013	2012	2013	2012	February 14, 2012
Net income (loss) for the period	$6	$7	$1	$(29)	$(54)
Weighted average common shares outstanding	66,398,804	49,009,139	59,549,283	49,009,139	1,000,000,000

Earnings (loss) per common share—Basic	$0.09	$0.14	$0.02	$(0.59)	$(0.05)

Diluted Earnings Per Common Share Computation	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		Period from January 1 through
	2013	2012	2013	2012	February 14, 2012
Net income (loss) for the period	$6	$7	$1	$(29)	$(54)
Weighted average common shares outstanding—Basic	66,398,804	49,009,139	59,549,283	49,009,139	1,000,000,000
Incremental shares from assumed exercise of dilutive options from stock-based compensation awards	458,928	—	201,550	—	—

Weighted average common shares outstanding—Diluted	66,857,732	49,009,139	59,750,833	49,009,139	1,000,000,000

Earnings (loss) per common share—Diluted	$0.09	$0.14	$0.02	$(0.59)	$(0.05)

Time vesting options to purchase 1.3 million shares of common stock outstanding during the three and nine months ended September 30, 2012 were not included in the computation of diluted earnings per common share as the effect would be anti-dilutive. In addition, performance vesting options to purchase 2.1 million shares of common stock outstanding during the three and nine months ended September 30, 2013 and 2012 were not included in the computation of diluted earnings per common share as the performance condition necessary to exercise the options was not met during or as of the end of the period presented.

Out of Period Adjustment and Reclassifications

During the three months ended September 30, 2013, the Company recorded adjustments that increased Other non-operating expense by $3.8 million and decreased Income tax expense by $3.0 million to correct items that originated during the first and second quarters of 2013 related to non-cash foreign exchange gains and losses on intercompany debt. The Company does not believe that these errors are material to the condensed consolidated financial statements in either the current quarter ended September 30, 2013 or the prior quarters in 2013. The Company has also made reclassifications to certain amounts in the condensed consolidated financial statements of prior periods to conform to current period presentation for comparative purposes.

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities). This update further clarified the guidance previously issued under ASU No. 2011-11, which required both gross and net presentation of offsetting assets and liabilities. The new requirements were effective retrospectively for fiscal years beginning on or after January 1, 2013 and for interim periods within those fiscal years. As the guidance impacted disclosure requirements only, the Company’s adoption of the guidance on January 1, 2013 did not have an impact on its results of operations, financial position or cash flows.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This update amended guidance on a parent company’s accounting for the cumulative translation adjustment (“CTA”) recorded in accumulated other comprehensive income associated with a foreign entity. The amendment requires a parent to release into net income the CTA related to its investment in a foreign entity when it either sells a part or all of its investment in, or no longer holds a controlling financial interest in, a subsidiary or group of assets within a foreign entity. This accounting guidance is effective for fiscal years beginning after December 15, 2013 and for interim periods within those fiscal years. While the Company is currently evaluating the impact, its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists, with certain exceptions. This accounting guidance is effective for fiscal years beginning after December 15, 2013 and for interim periods within those fiscal years. While the Company is currently evaluating the impact, its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

(In millions)	Foreign Currency Translation Adjustments	Pension Liability Adjustments	Total
Balance at December 31, 2011	$—	$—	$—

Other comprehensive income (loss) before reclassifications	(10)	—	(10)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Net decrease in other comprehensive income (loss)	(10)	—	(10)

Balance at September 30, 2012	$(10)	—	$(10)

(In millions)	Foreign Currency Translation Adjustments	Pension Liability Adjustments	Total
Balance at December 31, 2012	$2	$(1)	$1

Other comprehensive income (loss) before reclassifications	7	—	7
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Net increase in other comprehensive income (loss)	7	—	7

Balance at September 30, 2013	$9	$(1)	$8

Details About Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement Where Net Income is Presented
Amortization of defined benefit pension items
Actuarial gains (losses)	$—	(a)	Cost of sales; Selling, general and administrative expense

	$—	(a)	Total before tax
	—		Tax (expense) benefit

Total reclassifications for the period, net of tax	$—

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

There were no reclassifications out of AOCI for both the three and nine months ended September 30, 2012 and 2013.

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

Supplementary Pro Forma Information

The unaudited pro forma combined statements of operations for the nine months ended September 30, 2012 have been derived from our historical condensed consolidated financial statements and have been prepared to give effect to the Acquisition, assuming that the Acquisition occurred on January 1, 2012.

The unaudited pro forma combined statements of operations for the nine months period ended September 30, 2012 have been adjusted to reflect:

•	additional depreciation and amortization that resulted from changes in the estimated fair value of assets and liabilities;

•	increase of the interest expense resulting from new indebtedness incurred in connection with the Acquisition; and

•	incremental operating expenses, representing the annual management fee to be paid by the Company to Apollo.

	Predecessor	Successor	For the Nine Months Ended September 30, 2012
(In millions, except per share amounts)	January 1 through February 14, 2012	Nine Months Ended September 30, 2012	Adjustments	Pro Forma Combined
Net sales	$144	$711	$—	$855

Net loss	$(54)	$(29)	$(6)	$(89)

Net loss per common share:
Basic	$(0.05)	$(0.59)		$(1.82)
Diluted	$(0.05)	$(0.59)		$(1.82)

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

5. Initial Public Offering

On April 18, 2013, subsequent to its initial public offering (“IPO”) of 15,789,474 shares of common stock at a price to the public of $15.00 per share, the Company’s common stock began trading on the New York Stock Exchange under the symbol “TAM”. In May 2013, underwriters exercised their option to purchase 1,170,603 additional shares at the IPO price less underwriting discounts and commissions. No selling stockholders participated in the offering. The proceeds from the sale of Company stock generated by this IPO were $240 million after the payment of $14 million in underwriting fees. In addition, professional fees of $10 million were incurred resulting in $230 million of net IPO proceeds. The primary use of these proceeds was the early extinguishment of the $250 million face value Senior PIK Toggle 9.125% Notes (“PIK Toggle Notes”). Reference should be made to Note 12 for further details regarding this debt redemption.

6. Accounts Receivable

Allowances for doubtful accounts were $1.2 million and $1.9 million at September 30, 2013 and December 31, 2012, respectively. The company reduced its allowances for doubtful accounts by $0.1 million and $0.7 million for the three and nine months ended September 30, 2013, respectively, based upon favorable customer payment experience. Total bad debt expense for the Predecessor period from January 1 through February 14, 2012 was $0 million and for the three and nine months ended September 30, 2012 was $0.4 million and $0.6 million, respectively.

The Company has a Non-Recourse Factoring Facility with BNP Paribas Fortis Factor NV, which we use to manage fluctuations in our trade working capital (the “Non-Recourse Factoring Facility”). The Non-Recourse Factoring Facility has a limit of $203 million (the U.S. Dollar equivalent of the €150 million commitment amount as of September 30, 2013) and applies to the eligible accounts receivable in the United States and Belgium. The arrangement contains limitations as to the amount of eligible receivables that any one debtor can be factored at any moment in time. The limit is usually 15% of the amount of outstanding eligible receivables with the exception of certain specific debtors, where this limit is 30%. The total amount of eligible receivables insured by BNP Paribas Fortis Factor NV and sold by the Company during the three and nine months ended September 30, 2013 was $208 million and $645 million, respectively. The total amount of eligible receivables sold during the Predecessor period from January 1 through February 14, 2012 was $94 million and was $209 million and $589 million for the three and nine months ended September 30, 2012, respectively. The Company sells the receivables at face value but receives actual funding net of a deposit account (approximately 85% of the face value) until collections are received from customers for the receivables sold.

The costs associated with the Non-Recourse Factoring Facility consist of a commission fee on the factored receivables and an interest charge on the amount drawn under the facility. The commission fee for the three and nine months ended September 30, 2013 was $0.2 million, $0.8 million, respectively. The commission fee for the Predecessor period ended February 14, 2012 was $0.2 million. The commission fee for the Successor three and nine month periods ended September 30, 2012 was $0.3 million and $0.8 million, respectively. The commission fee is included in selling, general and administrative expense on the Condensed Consolidated Statements of Operations. The interest charge for the three and nine months ended September 30, 2013 was $0.3 million and $1.1 million, respectively. The interest charge for the Predecessor period ended February 14, 2012 was $0.1 million. The interest charge for the Successor three and nine month periods ending September 30, 2012 was $0.1 million and $0.4 million, respectively. The factored receivables are removed from the accounts receivables balance in accordance with guidance under ASC topic 860, Transfers and Servicing. The amount drawn under the Non-Recourse Factoring Facility was $105 million at September 30, 2013 and $86 million at December 31, 2012.

As part of the program, the Company continues to service the receivables. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss was recorded. The Company estimates the fair value using inputs based on historical and anticipated performance of similar receivables, including historical and anticipated credit losses. The Company is exposed to credit losses on sold receivables up to the amount of the deposit amount. Credit losses for receivables sold and past due amounts outstanding for the three and nine months ended September 30, 2013 and September 30, 2012 were immaterial.

7. Inventories

Inventories consisted of the following components (in millions):

	September 30, 2013	December 31, 2012
Finished goods and work-in-process	$104	$98
Raw materials and supplies	27	28

Total Inventories	$131	$126

Total inventories are presented net of an allowance for excess and obsolete inventory of $1.5 million at September 30, 2013 and December 31, 2012.

8. Property, Plant and Equipment

Property, plant and equipment, at cost, and the related accumulated depreciation were as follows (in millions):

	September 30, 2013	December 31, 2012
Land and improvements	$34	$33
Buildings, structures and related improvements	40	37
Plant, machinery and equipment	401	362
Furniture and vehicles	3	3
Construction-in-process	36	31
Software applications	8	7

	522	473
Less accumulated depreciation	(71)	(39)

Total Property, Plant and Equipment, Net	$451	$434

Total depreciation expense (excluding capital lease depreciation) for the three months ended September 30, 2013 and 2012 (Successor periods) was $12 million and $12 million, respectively. Total depreciation expense (excluding capital lease depreciation) for the nine months ended September 30, 2013 and 2012 (Successor periods) was $34 million and $23 million, respectively. Total depreciation expense (excluding capital lease depreciation) for the period from January 1 through February 14, 2012 (Predecessor period) was $3 million. Depreciation expense is included in cost of sales, selling, general and administrative expense, and research and development expense on the Condensed Consolidated Statements of Operations.

9. Goodwill and Intangible Assets

Goodwill by segment and changes in the carrying amount are as follows (in millions):

	Functional Amines	Specialty Amines	Crop Protection	Total
Balance at January 1, 2012	$—	$—	$—	$—
Business acquisition (1)	165	153	134	452
Foreign currency translation	1	—	—	1

Balance at December 31, 2012	166	153	134	453
Foreign currency translation	2	2	2	6

Balance at September 30, 2013	$168	$155	$136	$459

(1)	Represents the goodwill established during the Acquisition of the Predecessor.

Intangible assets are as follows (in millions):

		September 30, 2013			December 31, 2012
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Leasehold interest	44 years	$4	$—	$4	$4	$—	$4
Regulatory costs	3 years	14	(5)	9	9	(2)	7
Customer relationships	12 years	353	(47)	306	347	(24)	323
Technology, patents and license costs	10 years	95	(15)	80	94	(8)	86
Various contracts	8 years	186	(38)	148	186	(20)	166

Total intangible assets		$652	$(105)	$547	$640	$(54)	$586

Intangible asset amortization expense is as follows (in millions):

	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		Period from January 1 through
	2013	2012	2013	2012	February 14, 2012
Regulatory costs	$2	$1	4	$3	$1
Customer relationships	7	7	22	18	1
Technology, patents and license costs	2	3	7	5	1
Various Contracts	6	5	18	15	1

Total Amortization Expense	$17	$16	$51	$41	$4

Based on the Company’s amortizable intangible assets as of September 30, 2013, the Company expects related amortization expense for the five succeeding years to be approximately $67 million annually.

10. Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Payroll and benefits	$12	$12
Taxes other than income taxes	1	3
Accrued interest	—	11
Distribution payable	—	7
Accrued charges	20	18

Total other current liabilities	$33	$51

11. Restructuring Reserve

The following table sets forth the changes in the restructuring reserve, which is included in other non-current liabilities in the Condensed Consolidated Balance Sheets (in millions):

Total
Predecessor
Balance at December 31, 2011	$10

Incurred and charged to expense	1
Cash payments	(2)

Successor
Balance at January 1, 2012	$—
Business acquisition	11
Incurred and charged to expense	—
Cash payments	(5)

Balance at December 31, 2012	6

Incurred and charged to expense	—
Cash payments	(1)

Balance at September 30, 2013	$5

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

The restructuring reserve at September 30, 2013 consists of the following amounts:

Supplier termination expense	$1
Severance liabilities	2
Other expenditures	2

Total	$5

12. Short and Long-Term Debt

Total indebtedness is as follows (in millions):

	September 30, 2013	December 31, 2012
Senior Secured Credit Facilities
Term loan credit facility—USD—$350 million	$345	$347
Term loan credit facility—EUR—€120 million	160	157
Second-Priority senior secured 9.75% notes due 2020, $400 million	400	400
Senior PIK Toggle 9.125% Notes due 2017, $250 million	—	248
Capital and financing lease obligations	7	9

Total	912	1,161
Less current maturities	(6)	(6)

Total long-term debt	$906	$1,155

As indicated in Note 5, the Company’s initial public offering (“IPO”) of 15.8 million shares of common stock in April 2013, and the underwriters’ subsequent exercise of its option to purchase 1.2 million additional shares, provided the Company with net proceeds of $230 million. The primary use of these proceeds was the June 2013 extinguishment of the face value $250 million PIK Toggle Notes. This transaction resulted in the Company recording a $12 million loss on the early extinguishment of debt, which consisted of the redemption premium, the write off of the remaining deferred financing charges and the additional expense related to the discount. This loss is recorded on the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2013, the total capacity and available capacity under the Company’s borrowing arrangements were as follows (in millions):

	Interest Rate		Expiration Date	Total Capacity	Available Capacity
Credit Facilities
Revolving credit facility—USD—$200 million	(1	)(2)	February 15, 2017	$200	$197
Term loan credit facility—USD—$350 million	(1	)(3)	February 15, 2019	345	—
Term loan credit facility—EUR—€120 million	(1	)(4)	February 15, 2019	160	—
Second-Priority senior secured notes	9.75%		March 31, 2020	400	—

				$1,105	$197

(1)	Alternate base rate is 1.00%.
(2)	The applicable rate is determined by the First Lien Leverage Ratio. The table below summarizes the applicable rate for the revolving credit facility:

Revolving Credit Facility First Lien Leverage Ratio	ABR Spread for Revolving Loans	Eurocurrency Spread for Revolving Loans
Greater than or equal to 1.50 to 1.00	2.25%	3.25%
Less than 1.50 to 1.00 and greater than or equal to 1.00 to 1.00	2.00%	3.00%
Less than 1.00 to 1.00	1.75%	2.75%

(3)	The applicable rate for the Dollar term loan is 3.25% per annum.
(4)	The applicable rate for the Euro term loan is 3.50% per annum.

13. Stock-Based Compensation

A summary of our stock-based compensation activity is presented below (number of shares in millions):

	Time Vesting Options	Performance Vesting Options
Outstanding at December 31, 2012	1.37	2.15

Granted	.01	—
Exercised	—	—
Vested	—	—
Forfeited	—	—

Outstanding at September 30, 2013	1.38	2.15

There were no options exercisable at September 30, 2013.

The total stock based compensation expense for stock options for the three and nine months ended September 30, 2013 was $0.2 million and $0.6 million, respectively.

As of September 30, 2013, there was approximately $5.5 million of unrecognized compensation cost related to the time vesting options and approximately $2.6 million of unrecognized compensation cost related to performance based options issued. Unrecognized cost for the time vesting options will be recorded in future periods as compensation expense as the awards vest over the 8 year period from the date of grant with a remaining weighted average period of approximately 7 years. The unrecognized cost for the performance based options will be recorded when the achievement of the target internal rate of return measures is probable of occurring.

14. Financial Instruments and Derivatives

During the nine months ended September 30, 2013 and 2012 (Successor periods), and the period from January 1 through February 14 (Predecessor period), the Company did not have any financial instruments or derivatives that were required to be valued at fair value on a recurring basis.

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

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, for the periods presented (in millions):

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
Credit Facilities
Revolving Credit Facility—USD—$200 million	$—	$—	$—	$—
Term loan Credit Facility—USD—$350 million	345	348	347	352
Term loan Credit Facility—EUR—€120 million	160	161	157	158
Second-Priority Senior Secured 9.75% Notes	400	454	400	440
Senior PIK Toggle Notes 9.125% Notes	—	—	248	246

(a)	The fair value of the Company’s indebtedness is categorized as Level II.

15. Related Parties

Transactions with Related Parties (Apollo Affiliates)

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For both the three months ended September 30, 2013 and 2012, the net sales to related parties were $2 million. For both the nine months ended September 30, 2013 and 2012, the net sales to related parties were $6 million. For both the three months ended September 30, 2013 and 2012, the cost of sales pertaining to purchases from related parties was $1 million. For both the nine months ended September 30, 2013 and 2012, the cost of sales pertaining to purchases from related parties was $2 million.

Apollo Management Fee Agreement

In connection with the Acquisition, Apollo Management VII, LP entered into a management fee agreement with the Company, which allows Apollo and its affiliates to provide certain management consulting services to the Company. The Company pays Apollo an annual management fee for this service of approximately $4 million plus out-of-pocket costs and expenses in connection therewith. In 2012, the fee was prorated based on the date of the Acquisition. In addition to the management fee, the Company recognized Acquisition related expenses paid to Apollo Global Securities, LLC amounting to approximately $15 million for the nine months ended September 30, 2012.

For the three and nine month periods ended September 30, 2013, the Company has expensed approximately $0 million and $4 million in Apollo management fees, respectively. The year-to-date expense of $4 million represented the full 2013 expense. For the three and nine month periods ended September 30, 2012, the Company expensed approximately $1 million and $2 million in Apollo management fees, respectively.

In connection with the IPO, Apollo gave notice to the Company to terminate its management service agreement, and pay a $35 million termination fee, in accordance with the terms of the agreement. This termination fee was paid in May 2013 and is included in other operating expense on the Condensed Consolidated Statements of Operations.

16. Other Operating Expense

Other operating expense for the three and nine month periods ending September 30, 2013 was $0 million and $39 million, respectively. These amounts included fees paid to our Sponsor including the management service termination fee of $35 million paid in the second quarter of 2013. Other operating (income) expense for the three and nine month periods ending September 30, 2012 was $2 million of income and $41 million of expense, respectively. Other operating expense for the Predecessor period ended February 14, 2012 was $1 million. These amounts are primarily related to the 2012 Acquisition and include fees paid to our Sponsor and Acquisition-related consulting fees of approximately $43 million paid in the first and second quarter of 2012, as well as legal fees and general advisory fees paid to unrelated parties.

17. Other Non-Operating (Income) Expense

Other non-operating (income) expense for the three and nine month periods ending September 30, 2013 consisted of $4 million and $2 million, respectively, in costs related to foreign exchange rates driven by an out of period adjustment related to intercompany loans, as discussed in Note 2. Other non-operating expense for the three and nine month periods ending September 30, 2012 consisted of approximately $2 million and $8 million, respectively, primarily attributable to an Acquisition-related foreign currency swap. Other non-operating expense for the Predecessor period ended February 14, 2012 was approximately $2 million which primarily consisted of costs related to foreign exchange rates.

18. Income Tax Expense (Benefit)

Income tax expense (benefit) for the three and nine month periods ending September 30, 2013 was $8 million of expense and $8 million of benefit, respectively. Income tax expense for the three and nine month periods ending September 30, 2012 was $8 million and $2 million, respectively. Income tax expense for the Predecessor period ended February 14, 2012 was $9 million. Taminco calculates the tax provision for interim periods using an estimated annual effective tax rate methodology which is based on a current projection of full-year earnings before taxes amongst different taxing jurisdiction and adjusted for the impact of discrete quarterly items. The estimated annual effective tax rate differs from the U.S. statutory rate of 35% due to state taxes, the domestic manufacturing deduction, differential tax rates in various non-U.S. jurisdictions in which the Company operates, and operations in non-U.S. jurisdictions where the Company is not able to defer taxation in the U.S. The Company has incurred a pretax loss for the period from January 1, 2013 to September 30, 2013 and has recorded a tax benefit. The tax benefit also reflects certain discrete items including legislative changes enacted during the period. The income tax expense for the three month period ended September 30, 2013 was impacted by the out of period adjustment discussed in Note 2.

19. Equity Method Investments

Activity related to the Company’s 50% joint venture with MGC Group for the nine months ended September 30, 2013 is as follows:

(In millions)	September 30, 2013
Beginning balance at January 1, 2013	$20
Income (Loss) from equity investments	—
Effects of foreign currency exchange rates	—

Ending balance at September 30, 2013	$20

20. Segment Information

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

The Company presents Adjusted EBITDA to enhance a prospective investor’s understanding of the results of operations and financial condition. EBITDA consists of profit for the period before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA and eliminates (i) transaction costs, (ii) restructuring charges, (iii) foreign currency exchange gains/losses, (iv) non-cash equity in earnings/losses of unconsolidated affiliates net of cash dividends received (v) stock option compensation and (vi) Sponsor management and director fees and expenses (Successor Period only). The Company believes that making such adjustments provides investors meaningful information to understand the operating results and the ability to analyze financial and business trends on a period-to-period basis consistent with how management views the business.

	Net Sales (1)
	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		January 1 through February 14, 2012
(In millions)	2013	2012	2013	2012
Functional amines	$133	$118	$410	$318	$64
Specialty amines	132	130	396	302	61
Crop protection	37	36	111	91	19

Total Company Sales	$302	$284	$917	$711	$144

(1)	No intersegment sales exist because the majority of the product is transferred at cost and is not sold between segments with a profit.

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

	Adjusted EBITDA
	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		January 1 through
(In millions)	2013	2012	2013	2012	February 14, 2012
Functional amines	$32	$30	$96	$81	$15
Specialty amines	23	23	68	53	9
Crop protection	11	9	34	27	6

Total Company Adjusted EBITDA	$66	$62	$198	$161	$30

Reconciling items:
Transaction costs	—	—	—	(68)	—
Foreign currency exchange losses	(5)	(2)	(2)	(3)	—
Income (loss) of equity method investment	1	(1)	—	(2)	—
Stock option compensation	(1)	—	(1)	—	(60)
Loss on early debt extinguishment	—	—	(12)	—	—
Apollo fees	—	1	(39)	(1)	—
Depreciation and amortization	(29)	(25)	(85)	(64)	(7)
Interest expense, net	(18)	(20)	(66)	(50)	(8)
Income tax (expense) benefit	(8)	(8)	8	(2)	(9)

Net income (loss) for the period	$6	$7	$1	$(29)	$(54)

The following table is depreciation and amortization by segment:

	Depreciation and Amortization
	Successor				Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,		January 1 through
(In millions)	2013	2012	2013	2012	February 14, 2012
Functional amines	$11	$15	$32	$29	$4
Specialty amines	11	3	33	21	2
Crop protection	7	7	20	14	1

Total depreciation and amortization	$29	$25	$85	$64	$7

The following table is total assets by segment:

	Total Assets
(In millions)	September 30, 2013	December 31, 2012
Functional Amines	$690	$685
Specialty Amines	609	608
Crop Protection	373	381
Corporate	141	173

Total Assets	$1,813	$1,847

The assets per segment include investments in equity method investees and expenditures for long lived assets.

21. Commitments and Contingencies

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

Overview

We believe we are the world’s largest integrated producer of alkylamines and alkylamine derivatives. Our products are used by our customers in the manufacturing of everyday products primarily for the agriculture, water treatment, personal & home care, animal nutrition and oil & gas end-markets. Our products provide these goods with a variety of ancillary characteristics required for optimal performance, such as neutralizing acidity, and removing contaminants. We have an extensive offering of differentiated value-added products that typically represent a small portion of our customers’ overall costs and are sold into diversified, global end-markets that benefit from favorable underlying economic and population growth trends. We currently operate in 19 countries with 7 production facilities and, as of September 30, 2013, had an installed production capacity of 1,272 kt. During the three and nine months ended September 30, 2013, eight of our products accounted for more than 63% and 60%, respectively, of our revenue, with six of the eight products holding a leading global market position. During the nine months ended September 30, 2013, through our worldwide network of production facilities, we sold 49% of our volume in North America, 35% of our volume in Europe, and 16% of our volume in the emerging markets (8% in Latin America and 8% in Asia). Furthermore, we expect to increase the portion of our volume from the Americas and Asia with our recent capital investments which include the DIMLA unit in the Americas and the alkylalkanolamine plant within our joint venture in China. As a result of our leading market positions, attractive end-markets, and significant recent capital investments, we believe we are well positioned for significant growth over the coming years. In the nine months ended September 30, 2013, we generated revenue of $917 million, Adjusted EBITDA of $198 million, and Adjusted EBITDA margin, reflecting Adjusted EBITDA as a percentage of net sales, of 21.6%. Please see footnote 20 “Segment Information” to the condensed consolidated financial statements for a reconciliation of Adjusted EBITDA to Net Income.

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

We are organized into three segments: Functional Amines, Specialty Amines, and Crop Protection.

•

Functional Amines. This segment serves the needs of external customers that use our alkylamine products as the integral element in their chemical processes for the production of formulated products applied in a variety of end-markets such as agriculture, personal and home care, animal nutrition, and oil and gas. Through this segment, we also produce basic amines, which are captively used as building blocks to produce our downstream derivatives through our Specialty Amines and Crop Protection segments, serving a variety of attractive, non-cyclical end-markets. Approximately 30% of the Functional Amines production is used internally and forms the basis of our vertically integrated model. In the nine months ended September 30, 2013, the Functional Amines segment accounted for 49% of Adjusted EBITDA.

•

Specialty Amines. This segment sells alkylamine derivatives for use in the water treatment, personal and home care, oil and gas and animal nutrition end-markets, and specialty additives for use in the pharmaceutical, industrial coatings and metal working fluid end-markets. This segment is downstream from the Functional Amines segment and uses that segment’s production as one of its key raw materials. The Specialty Amines segment’s customers are typically large, multinational enterprises who are leading players in their industry. In the nine months ended September 30, 2013, the Specialty Amines segment accounted for 34% of Adjusted EBITDA.

•

Crop Protection. This segment sells alkylamine derivatives for use in the agriculture and crop protection end-markets. The majority of the segment’s customers range from multinational crop protection and agricultural enterprises to large local farms. In the nine months ended September 30, 2013, the Crop Protection segment accounted for 17% of Adjusted EBITDA.

Share Purchase Agreement with an Affiliate of Apollo

On December 15, 2011, Taminco Group Holdings S.à r.l. and Taminco entered into an Agreement for the Sale of the Share Capital of Taminco Group Holdings S.à r.l. and Taminco (the “Share Purchase Agreement”) with Taminco Global Chemical Corporation (“TGCC”), which is an entity controlled by certain private equity funds affiliated with Apollo Global Management LLC. Under the Share Purchase Agreement, TGCC acquired all of the issued and outstanding share capital of Taminco Global Holdings S.à r.l. and Taminco (the “Acquisition”). The Acquisition was consummated on February 15, 2012.

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

In connection with the IPO, Apollo gave notice to the Company to terminate its management service agreement, and pay a $35 million termination fee, in accordance with the terms of the agreement. This termination fee was paid in May 2013 and is included in other operating expense on the Condensed Consolidated Statements of Operations.

Basis of Presentation

The condensed Consolidated Statements of Operations and Cash Flows for 2012 are presented for two periods: January 1 through February 14, 2012 (the “Predecessor Period”), which relates to the period immediately preceding the Acquisition, and the three and nine months ended September 30, 2013 and 2012 (the “Successor Periods”). Prior to the Acquisition, Taminco had no activity other than transaction costs related to the Acquisition. The pro forma results for the three and nine months ended September 30, 2012 represent the addition of the Predecessor and the Successor periods ended September 30, 2012 as well as the pro forma adjustments to reflect the Acquisition as if it had occurred prior to the beginning of the period presented (“Pro forma”). The Pro forma has been prepared in a format consistent with Article 11 of Regulation S-X. The condensed consolidated financial statements for the Successor Period reflect the Acquisition of Taminco under the purchase method of accounting. The results of the Successor Period are not comparable to the results of the Predecessor Period due to the difference in the basis of presentation of purchase accounting as compared to historical cost. The Pro forma results do not reflect the actual results we would have achieved had the Acquisition been completed as of the beginning of the year and are not indicative of our future results of operations.

Key Performance Indicators

Adjusted EBITDA

EBITDA consists of profit for the period before interest, taxes, depreciation and amortization (“EBITDA”). We present Adjusted EBITDA to enhance an investor’s understanding of our results of operations and financial condition. Adjusted EBITDA consists of EBITDA and eliminates (i) transaction costs, (ii) restructuring charges, (iii) foreign currency exchange gains/losses, (iv) non-cash equity in earnings/losses of unconsolidated affiliates net of cash dividends received, (v) stock option compensation and (vi) Sponsor management and director fees and expenses (Successor Period only). We believe that making such adjustments provides investors meaningful information to understand our operating results and ability to analyze financial and business trends on a period-to-period basis. Adjusted EBITDA for the three and nine month periods ended September 30, 2013 and 2012 are calculated in the same manner.

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

You should not consider Adjusted EBITDA in isolation or as an alternative to (a) operating profit or profit for the period (as reported in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), (b) cash flows from operating, investing and financing activities as a measure to meet our cash needs or (c) any other measures of performance under U.S. GAAP. You should exercise caution in comparing Adjusted EBITDA as reported by us to similar measures of other companies. In evaluating Adjusted EBITDA, you should be aware that we are likely to incur expenses similar to the adjustments in this presentation in the future and that certain of these items could be considered recurring in nature. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by non-recurring items. For a discussion of trends affecting Adjusted EBITDA, see “— Results of Operations — Segment Level Financial Results.”

The following table presents our net sales and Adjusted EBITDA for the periods presented.

	Three Months Ended		Nine Months Ended		January 1 through February 14,
	September 30,		September 30,
(In millions)	2013	2012	2013	2012	2012
Net sales	$302	$284	$917	$711	$144
Adjusted EBITDA	66	62	198	161	30

Significant Factors Affecting Our Results of Operations

Volume, Product Mix and Pricing

Volume and our ability to control margins by passing the cost of raw materials onto customers through our pricing strategy are important variables in explaining our financial performance. We believe we occupy strong positions in growing niche markets with a relatively small group of suppliers. We enjoy positive gross margins across most of our product portfolio. In addition, a substantial portion of our sales is made pursuant to cost pass through contracts (“CPT Contracts”) under which the prices we receive for our products are automatically adjusted on a quarterly basis to reflect changes in key raw material prices. An equally substantial portion of our sales are made pursuant to contracts under which sales prices are renegotiated quarterly, generally permitting us to incorporate any increases in key raw material costs in revised sales prices. With respect to both types of contracts, however, price adjustments are made based on the experience of the previous quarter. Accordingly, changes to selling prices will lag behind changes in key raw material costs incurred. This means that in an environment of rising key raw material prices, we will not recover our increased key raw material costs in full until prices stabilize or fall. Conversely, in an environment of falling key raw materials prices, the sales prices we achieve may generate high gross margin and Adjusted EBITDA until prices stabilize or increase. Product mix also significantly impacts our results of operations as the average selling price and gross margin associated with our products varies significantly. For instance, due to the different cost structure and market prices, the selling prices in our Functional Amines business are significantly lower than prices in our Specialty Amines and Crop Protection businesses. On a volume basis for the nine months ended September 30, 2013, Functional Amines represented approximately 52% of total volume, Specialty Amines represented approximately 39% and Crop Protection represented approximately 9%. Changes in the share by segment will impact the average selling price and, consequently, gross margin. As a result, although we may experience significant top line growth, the ultimate profitability of our operations will be dependent upon our efforts to promote our higher margin products or increase volumes associated with those that produce lower margins.

Raw Materials

The majority of our operating expenses are comprised of costs for raw materials and consumables. Our most significant raw materials, in order of importance based on volume, are methanol, ammonia, ethylene oxide and acetone. Energy, primarily natural gas, also represents a material operating expense to us. Generally, all of our main raw materials are readily available commodity chemicals with multiple suppliers, and are bought in low volumes relative to total global capacities. Prices fluctuate widely, and our raw materials and consumables expenses are highly variable from year to year. As discussed above, the contracts under which we sell our products help to insulate us, via CPT Contracts and quarterly contract repricing provisions, from the negative impact of fluctuations in raw material prices.

Unaudited Pro Forma Financial Information

The following Unaudited Pro Forma Condensed Statement of Operations data for the nine months ended September 30, 2012, has been derived from our historical condensed and combined consolidated financial statements and has been prepared to give effect to the Acquisition, assuming that the Acquisition occurred on January 1, 2012. This statement has been adjusted to exclude material non-recurring items as well as the increase of certain expenses directly attributable to the acquisition, and reflects:

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

The Unaudited Pro Forma Condensed Statement of Operations for the nine months ended September 30, 2012 includes a $22 million fair value step up in inventory resulting from the Acquisition. This step up has temporarily increased our cost of sales as a percentage of net sales, in the period subsequent to the Acquisition until such inventory is sold, as compared with our historical statement of operations for the year ended December 31, 2012.

In addition, the Unaudited Pro Forma Condensed Statement of Operations does not give effect to certain of the adjustments reflected in our Adjusted EBITDA, as presented later in this section.

Assumptions underlying the pro forma adjustments are described in the accompanying notes which should be read in conjunction with this Unaudited Pro Forma Condensed Statement of Operations.

The Unaudited Pro Forma Condensed Statement of Operations has been provided as supplemental information to facilitate a discussion of the results of operations in consideration of the Acquisition and is not necessarily indicative of the results of future operations or the actual results that would have been achieved had the Acquisition occurred on the date indicated.

Taminco Corporation

Unaudited Pro Forma Condensed Statement of Operations

For the Nine Months Ended September 30, 2012

(In millions)

	Predecessor (1)	Successor (2)
	Period from January 1 through February 14, 2012	Nine Months Ended September 30, 2012	Acquisition Related Adjustments		Pro Forma
Net sales	$144	$711	$—		$855
Cost of sales	111	598 (f)	7	(a)	716

Gross profit	33	113	(7)		139
Selling, general and administrative expenses	66	32	(60	)(b)	38
Research and development expense	1	7	—		8
Other operating expense	1	41	(42	)(c)	—

Operating income (loss)	(35)	33	95		93
Interest expense, net	8	50	1	(d)	59
Other non-operating expense, net	2	8	—		10

Income (loss) before income taxes, equity in earnings	(45)	(25)	94		24
Income tax expense	9	2	9	(e)	20

Income (loss) before equity in earnings	(54)	(27)	85		4
Equity in losses of unconsolidated entities	—	2	—		2

Net income (loss)	$(54)	$(29)	$85		$2

(1)	Taminco Group Holdings S.à.r.l.
(2)	Taminco Corporation
(a)	Reflects the incremental depreciation and amortization expense resulting from the preliminary estimated fair value adjustments for purchase accounting (in millions).

January 1 through February 14, 2012
Depreciation of:
Land and improvements	$—
Building, structures and related improvements	—
Plant, machinery and equipment	6
Furniture and vehicles	—
Construction-in-process	—
Software	—

Total estimated depreciation expense	6
Elimination of previously recorded depreciation	(4)

Pro forma adjustment to depreciation	$2

January 1 through February 14, 2012
Amortization of:
Regulatory costs	$1
Customer relationships	3
Technology, license and patent costs	1
Various contracts	3

Total estimated depreciation expense	8
Elimination of previously recorded amortization	(3)

Pro forma adjustment to amortization	$5

(b)	Reflects the elimination of share-based compensation expense of $60 million recorded for the period from January 1 through February 14, 2012 directly as a result of the Acquisition.
(c)	Reflects (i) incremental operating expenses, representing the annual management fee to be paid by the Company to Apollo for the period from January 1 through February 14, 2012 in the amount of $1 million, and (ii) the elimination of the transaction fees in the amount of $42 million during the nine months ended September 30, 2012.
(d)	Represents the net change in the interest expense related to the indebtedness incurred in connection with the Acquisition compared to the interest expense previously recorded (in millions):

January 1 through February 14, 2012
Estimated interest expense for USD Term Loan Credit Facility (5.25%)	$3
Estimated interest expense for Euro Term Loan Credit Facility (5.50%)	1
Estimated interest expense for Second-Priority Senior Secured Notes (9.75%)	5

Total estimated interest expense	9
Eliminate interest expense for subordinated capitalized bonds, Facility A, B, C and D	(8)

Net change in interest expense	$1

(e)	Reflects the estimated tax effect resulting from the pro forma adjustments (except for the adjustment of share-based compensation expense and certain transaction costs) at the statutory rate for the relevant tax jurisdiction. The primary jurisdictions are the United States (37%) and Belgium (34%). No pro forma tax benefit was assumed for the non-cash share-based compensation expense and a portion of the transaction expenses since the amounts are not deductible in the local jurisdictions and therefore represent permanent items.
(f)	Historical results for the nine months ended September 30, 2012 include incremental expense of $22 million in cost of goods sold related to the sale of inventory that was subject to a fair value step up for purchase accounting at the date of the Acquisition.

Results of Operations

The following table presents our consolidated results for the periods presented (in millions):

	Three Months Ended September 30,
	2013	2012
Net sales	$302	$284
Cost of sales	247	233
Selling, general and administrative expense	17	12
Research and development expense	3	3
Other operating income	—	(2)
Interest expense, net	18	20
Other non-operating expense, net	4	2
Income tax expense	8	8
Income (loss) from companies consolidated under the equity method	1	(1)

Net income for the period	$6	$7

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

Net sales for the three months ended September 30, 2013 were $302 million compared to $284 million in the comparative period ended September 30, 2012, which represents an increase of $18 million or 6%. Of the total increase, $15 million is primarily due to an increase in volumes in the Functional Amines segment due to the Methylamines business as well as price increases and product mix effects. Specialty Amines pricing and product mix also contributed to an additional $2 million of revenue.

Cost of sales for the three months ended September 30, 2013 were $247 million compared to $233 million in the comparative period ended September 30, 2012, which represents an increase of $14 million or 6%. The increase was due to the corresponding increase in sales, partially offset by an increase in margin. Gross profit margins in the three months ended September 30, 2013 were 18.2% compared to gross profit margins in the corresponding period of 18.0% due to movements in the product mix.

Selling, general and administrative expense for the three months ended September 30, 2013 was $17 million compared to $12 million in the comparative period ended September 30, 2012, which represents an increase of $5 million or 42%. This increase was due to higher expenditures within our support functions in order to support additional growth demands, additional audit and consulting fees as a result of our IPO in April 2013, as well as stock based compensation costs for employee grants primarily issued during April 2012.

Other operating income for the three months ended September 30, 2013 was $0 million compared to $2 million in the comparative period ended September 30, 2012, which represents a decrease of $2 million or 100%. This decrease was related to the elimination of the quarterly management fees to Apollo in May 2013 in conjunction with our IPO.

Interest expense, net for the three months ended September 30, 2013 was $18 million compared to $20 million in the comparative period ended September 30, 2012, which represents a decrease of $2 million or 10%. This decrease was due to lower interest rates resulting from the repricing transaction on the existing term loans in January 2013.

Other non-operating (income) expense, net for the three months ended September 30, 2013 was $4 million compared to $2 million in the comparative period ended September 30, 2012, which represents an increase of $2 million or 50%. This increase was due to costs related to foreign exchange rates.

Income tax expense was $8 million for both the three months ended September 30, 2013 and September 30, 2012.

The following table presents our consolidated results for the periods presented (in millions):

	Successor		Predecessor	Pro Forma (1)
	Nine Months Ended September 30,		January 1 through February 14,	Nine Months Ended September 30,
	2013	2012	2012	2012
Net sales	$917	$711	$144	$855
Cost of sales	750	598	111	716
Selling, general and administrative expense	46	32	66	38
Research and development expense	9	7	1	8
Other operating expense	39	41	1	—
Interest expense, net	66	50	8	59
Loss on early extinguishment of debt	12	—	—	—
Other non-operating (income) expense, net	2	8	2	10
Income tax expense (benefit)	(8)	2	9	20
Loss from companies consolidated under the equity method	—	2	—	2

Net income (loss) for the period	$1	$(29)	$(54)	$2

(1)	Pro forma for the nine months ended September 30, 2012 gives effect to the Acquisition as if it had occurred on January 1, 2012.

Nine Months Ended September 30, 2013 vs. Pro Forma Nine Months Ended September 30, 2012

Net sales for the nine months ended September 30, 2013 were $917 million compared to $855 million in the comparative pro forma period ended September 30, 2012, which represents an increase of $62 million or 7%. Of the total increase, $33 million is primarily due to an increase in volumes in the Specialty Amines segment partly due to sales related to the DIMLA plant start up. Another $28 million is due to an increase in volumes in the Functional Amines segment and improved margins and mix effects.

Cost of sales for the nine months ended September 30, 2013 were $750 million compared to $716 million in the comparative pro forma period ended September 30, 2012, which represents an increase of $34 million or 5%. The increase was due to the corresponding increase in volumes, partially offset by lower variable costs. Gross profit margins in the nine months ended September 30, 2013 were 18.2% compared to gross profit margins in the corresponding pro forma 2012 period of 18.8%, excluding the inventory step up related to the Acquisition. The decrease was due to the product mix.

Selling, general and administrative expense for the nine months ended September 30, 2013 was $46 million compared to $38 million in the comparative pro forma period ended September 30, 2012 which represents an increase of $8 million or 21.1%. This increase was due to higher expenditures within our support functions in order to support additional growth demands, additional audit and consulting fees as a result of our IPO in April 2013, as well as stock based compensation costs for employee grants primarily issued during April 2012.

Other operating expense for the nine months ended September 30, 2013 was $39 million compared to $0 million in the comparative pro forma period ended September 30, 2012, which represents an increase of $39 million. This increase was due to the $35 million termination payment to Apollo paid in May 2013 in conjunction with our IPO and the annual Apollo management fee.

Interest expense, net for the nine months ended September 30, 2013 was $66 million compared to $59 million in the comparative pro forma period ended September 30, 2012, which represents an increase of $7 million or 11.9%. This increase was due to the added interest expense for the PIK Toggle Notes issued in December 2012, partially offset by a reduction in interest rate related to the repricings in May 2012 and January 2013.

Loss on early extinguishment of debt for the nine months ended September 30, 2013 was $12 million due to the write off of the related deferred financing charges, the redemption premium paid to the holders of the PIK Toggle Notes as well as the remaining unamortized discount associated with the PIK Toggle Notes.

Other non-operating (income) expense, net for the nine months ended September 30, 2013 was $2 million compared to $10 million of expense in the comparative pro forma period ended September 30, 2012, which represents a decrease of $8 million or 80%. This decrease was primarily attributable to expenses related to the currency swap entered into for the Acquisition in 2012.

Income tax expense for the nine months ended September 30, 2013 was an $8 million benefit compared to the expense of $20 million in the comparative pro forma period ended September 30, 2012, which represents a decrease of $28 million or 140%. This decrease was due to the loan termination payment and the payoff of the PIK Toggle Notes.

Nine Months Ended September 30, 2013 vs. Period from January 1, 2012 to February 14, 2012 (Predecessor Period) and Nine Months Ended September 30, 2012 (Successor)

Net sales were $917 million for the nine months ended September 30, 2013 compared to net sales for the Predecessor Period of $144 million and $711 million for the Successor Period. Of the total increase, $33 million was primarily due to an increase in volumes in the Specialty Amines segment partly due to sales related to the DIMLA plant start up. Another $28 million is due to an increase in volumes in the Functional Amines segment and improved margins for Methylamines.

Cost of sales were $750 million for the nine months ended September 30, 2013 compared to $111 million for the Predecessor Period and $598 million for the Successor Period. Raw materials as a percentage of cost of sales for the nine months ended September 30, 2013, Predecessor Period and Successor Period represented 50.2%, 57.3% and 59.1%, respectively. The gross profit margin derived from these periods was 18.2%, 22.9% and 15.9%, respectively. Gross profit margin was negatively impacted by approximately 2.5% in the Successor Period, due to additional depreciation and amortization, as well as by approximately 3.1% due to the adjustment to record existing inventory at fair value resulting from the Acquisition. Gross profit margin excluding those items in the Successor Period would have been 21.5%.

Selling, general and administrative expense was $46 million for the nine months ended September 30, 2013 compared to $66 million for the Predecessor Period and $32 million for the Successor Period. Selling, general and administrative expenses for the Predecessor Period were impacted by a one-time management compensation expense, which was accounted for upon the sale of the Company by the former management stockholders, of $60 million. This expense resulted from the agreements entered into by certain management members in August 2007, in connection with the acquisition of our then predecessor. These agreements related to stock options granted to management, subordinated loans and shares of the Company, all of which were contingent on continuing employment of management until the occurrence of a sale of the Company, change in control or an initial public offering (the “Exit Event”). The grant date fair value of the stock options ($8 million), the fair value of the subordinated loans plus accrued interest ($49 million) on the Exit Event, and the fair value of the shares at the investment date ($3 million) were recorded as compensation expense upon the Exit Event on February 14, 2012.

Other operating expense for the nine months ended September 30, 2013 was $39 million, primarily due to the $35 million termination payment to Apollo, compared to the Predecessor Period which was $1 million and the Successor Period ended September 30, 2012 which was $41 million. The amount during the Successor Period was related to the Acquisition and included fees paid to Apollo, legal fees and general advisory fees.

Interest expense, net for the nine months ended September 30, 2013 was $66 million compared to the Predecessor Period which was $8 million and was $50 million for the Successor Period. Interest expense in the current year was impacted by the additional interest on the PIK Toggle Notes issued in December 2012, partially offset by a decrease in interest rate related to the repricing in May 2012 and January 2013.

Loss on early extinguishment of debt for the nine months ended September 30, 2013 was $12 million the write off of the related deferred financing charges, the premium paid to the holders of the PIK Toggle Notes as well as the remaining unamortized discount associated with the PIK Toggle Notes.

Other non-operating (income) expense, net for the nine month period ending September 30, 2013 was $2 million, which consisted of costs related to foreign exchange rates. Other non-operating income for the Successor Period ending September 30, 2012 was $8 million, primarily related to the loss of approximately $6 million on an Acquisition related foreign currency swap. Other non-operating expense for the Predecessor Period ended February 14, 2012 was approximately $2 million which primarily consisted of costs related to foreign exchange rates.

Income tax expense for the nine months ended September 30, 2013 was an $8 million benefit compared to the Predecessor Period which was an expense of $9 million and the $2 million benefit in the Successor Period ended September 30, 2012. Income tax expense was impacted by the significant expenses related to the loan termination fee and payoff of the PIK Toggle Notes.

Segment Level Financial Results

The following table and related text is a more detailed discussion of the results of each of our reportable segments during the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(In millions)	2013	2012
Functional amines	$133	$118
Specialty amines	132	130
Crop protection	37	36

Total Company Sales	$302	$284

	Adjusted EBITDA
	Three Months Ended September 30,
(In millions)	2013	2012
Functional amines	$32	$30
Specialty amines	23	23
Crop protection	11	9

Total Company Adjusted EBITDA	$66	$62

Reconciling items:
Transaction costs	—	—
Foreign currency exchange losses	(5)	(2)
Income (loss) of equity method investment	1	(1)
Stock option compensation	(1)	—
Loss on early extinguishment of debt	—	—
Apollo fees	—	1
Depreciation and amortization	(29)	(25)
Interest expense, net	(18)	(20)
Income tax expense	(8)	(8)

Net income (loss) for the period	$6	$7

Net Sales

Net sales derived from the Functional Amines segment was $133 million for the three months ended September 30, 2013, which was an increase of $15 million or 12.7% compared to the three months ended September 30, 2012. The increase in Sales was primarily due to higher pricing related to higher raw material prices in both our Methylamines and Higher Amines and Solvents businesses. Additionally, improved product mix and increased volumes contributed to the increase.

Net sales derived from the Specialty Amines segment was $132 million for the three months ended September 30, 2013, an increase of $2 million or 1.5% compared to the three months ended September 30, 2012 of $130 million. The increase was primarily due to pricing.

Net sales derived from the Crop Protection segment for the three months ended September 30, 2013 were $37 million, which was an increase of $1 million or 2.8% compared to the three months ended September 30, 2012. This increase is due to growth in soil fumigants, partially offset by lower volumes in fungicides.

Adjusted EBITDA

Adjusted EBITDA derived from the Functional Amines segment increased by $2 million to $32 million for the three months ended September 30, 2013 from $30 million in the three months ended September 30, 2012. The increase was mainly due to strong margins in methylamines.

Adjusted EBITDA derived from the Specialty Amines segment was stable at $23 million for the three months ended September 30, 2013 and the three months ended September 30, 2012.

Adjusted EBITDA derived from the Crop Protection segment increased by $2 million to $11 million for the three months ended September 30, 2013 from $9 million in the three months ended September 30, 2012. The increase was primarily due to higher pricing and mix effects.

Total Adjusted EBITDA for the three months ended September 30, 2013 was $66 million, compared to $62 million in the three months ended September 30, 2012, which represented an increase of $4 million or 6.5%. The increase was mainly due strong margins in Methylamines and volume growth.

Following is a more detailed discussion of the results of each of our reportable segments during the nine months ended September 30, 2013 and 2012 (Successor Period) and January 1 through February 14, 2012 (Predecessor Period):

	Net Sales
	Successor		Predecessor	Pro Forma (1)
	Nine Months Ended September 30,		January 1 through February 14, 2012	Nine Months Ended September 30, 2012
(In millions)	2013	2012
Functional amines	$410	$318	$64	$382
Specialty amines	396	302	61	363
Crop protection	111	91	19	110

Total Company Sales	$917	$711	$144	$855

(1)	Pro Forma nine months ended September 30, 2012 gives effect to the Acquisition as if it had occurred on January 1, 2012.

	Adjusted EBITDA
	Successor		Predecessor	Pro Forma (1)
	Nine Months Ended September 30,		January 1 through February 14,	Nine Months Ended September 30,
(In millions)	2013	2012	2012	2012
Functional amines	$96	$81	$15	$96
Specialty amines	68	53	9	62
Crop protection	34	27	6	33

Total Company Adjusted EBITDA	$198	$161	$30	$191

Reconciling items:
Transaction costs	—	(68)	—	(26)
Foreign currency exchange losses	(2)	(3)	—	(3)
Loss of equity method investment	—	(2)	—	(2)
Stock option compensation	(1)	—	(60)	—
Loss on early extinguishment of debt	(12)	—	—	—
Apollo fees	(39)	(1)	—	(1)
Depreciation and amortization	(85)	(64)	(7)	(78)
Interest expense, net	(66)	(50)	(8)	(59)
Income tax (expense) benefit	8	(2)	(9)	(20)

Net income (loss) for the period	$1	$(29)	$(54)	$2

(1)	Pro Forma nine months ended September 30, 2012 gives effect to the Acquisition and the PIK Toggle Notes as if they had occurred on January 1, 2012.

Net Sales

Net sales derived from the Functional Amines segment was $410 million for the nine months ended September 30, 2013, which was an increase of $28 million or 7.3% from the corresponding pro forma period ended September 30, 2012. The primary reason for the increase was due to pricing increases related to increased raw materials and product mix. Specifically, higher amines and solvents, as compared to methylamines and salts, made up a greater percentage of volumes. Higher amines and solvents maintain a higher average selling price due to their cost structure and market pricing.

Net sales derived from the Specialty Amines segment was $396 million for the nine months ended September 30, 2013, an increase of $33 million or 9.0% compared to the pro forma period ended September 30, 2012 with $363 million. The increase was primarily due to increases in volumes of $33 million partly due to the impact of the new DIMLA plant in the United States that came on line in June 2012.

Net sales derived from the Crop Protection segment for the nine months ended September 30, 2013 were $111 million, an increase of $1 million or 1% compared to the pro forma period ending September 30, 2012. Volumes were down slightly compared to the corresponding period in 2012 offset by a small increase due to pricing and product mix.

Adjusted EBITDA

Adjusted EBITDA derived from the Functional Amines segment was flat at $96 million for the nine months ended September 30, 2013 and the pro forma period ending September 30, 2012.

Adjusted EBITDA derived from the Specialty Amines segment increased by $6 million to $68 million for the nine months ended September 30, 2013 from $62 million in the pro forma period ending September 30, 2012, which was supported by the DIMLA investment beginning in June 2012.

Adjusted EBITDA derived from the Crop Protection segment increased by $1 million to $34 million for the nine months ended September 30, 2013 from $33 million in the pro forma period ending September 30, 2012. The increase was due to improved margins.

Total Adjusted EBITDA for the nine months ended September 30, 2013 was $198 million, compared to $191 million in the pro forma period ended September 30, 2012, which represented an increase of $7 million or 3.7%. The increase was mainly due to the addition of new derivative capacities in the U.S, primarily related to the DIMLA plant that came on line in the United States in June 2012.

Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations and short-term and long-term borrowings. We also make use of an off-balance sheet, non-recourse factoring facility (the “Non-Recourse Factoring Facility”) to help manage our liquidity position. The Non-Recourse Factoring Facility has a limit of $203 million, the U.S. Dollar equivalent of the €150 million commitment amount, and applies solely to the accounts receivable of Taminco BVBA and Taminco US Inc. Financing for each borrower is limited to a maximum of 15% of the amount of approved outstanding accounts receivable for all borrowers assigned to the bank acting as factor with the exception of certain agreed upon borrowers, the financing for whom is limited to 30% of the amount of approved outstanding accounts receivable. The Non-Recourse Factoring Facility is committed until July 1, 2015 with a provision for indefinite extension and a notice period prior to termination of one year. Financing was approved on 85% of the relevant outstanding accounts receivable.

The costs associated with the Non-Recourse Factoring Facility consist of a commission fee on the factored receivables and an interest charge on the amount drawn under the facility. The commission fee for the three and nine months ended September 30, 2013, for the Predecessor period ended February 14, 2012, and Successor three and nine month periods ended September 30, 2012 were $0.2 million, $0.8 million, $0.2 million, $0.3 million and $0.6 million, respectively. The commission fee is included in selling, general and administrative expense on the Condensed Consolidated Statements of Operations. The interest charge for the three and nine months ended September 30, 2013, for the Predecessor period ended February 14, 2012 and Successor three and nine month periods ending September 30, 2012 were $0.3 million, $1.1 million $0.1 million, $0.1 million and $0.4 million, respectively. The Non-Recourse Factoring Facility is an off-balance sheet obligation and is not included in calculations of our indebtedness. The amount drawn under the Non-Recourse Factoring Facility was $105 million at September 30, 2013 and $86 million at December 31, 2012.

We also have senior secured credit facilities totaling $705 million consisting of a $200 million revolving credit facility, none of which was drawn as of September 30, 2013, a $345 million USD term loan facility and €120 million (or approximately $160 million at September 30, 2013) Euro term loan facility. In addition, we have $400 million in aggregate principal amount outstanding of 9.75% second-priority notes due 2020 (the “2020 Notes”) (the “Notes”). The Senior Secured Credit Facility and the indenture governing the Notes contain customary covenants. We may be required to comply with a specific financial ratio under our revolving credit facility. Under the revolving credit facility, if we have indebtedness under the revolving credit facility or if more than $20 million of letters of credit that are not cash-collateralized are outstanding, we must maintain a maximum net first lien coverage ratio of 3.75 to 1.00, tested quarterly and upon each credit extension. As of September 30, 2013, there were no amounts drawn under our revolving credit facility and we had a net first lien coverage ratio of 1.90 to 1.00, which would have been in compliance with the ratio requirement if we were under an obligation to comply. This restriction may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

Future Cash Needs

Our primary future cash needs will be used to meet debt service requirements, working capital requirements, capital commitments and capital expenditures. Capital expenditures in 2013 are expected to be approximately $75 million (of which $48 million is for growth capital expenditures). We may also pursue strategic acquisition opportunities which may impact our future cash requirements. We believe that our cash flows from operations, combined with availability under our revolving credit facility and our factoring facility, will be sufficient to meet our presently anticipated future cash needs.

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

Cash Flows

Cash and cash equivalents decreased from $67 million at December 31, 2012 to $45 million at September 30, 2013. This decrease was primarily attributable to the $250 million repayment of the PIK Toggle Notes and $48 million in capital spending offset by $230 million of IPO proceeds, net of expenses, and $52 million from favorable operating activities. Of the total cash balance, the majority is in the United States and Belgium, which is where the cash is needed.

Cash flows from operating, investing and financing activities are presented in the following table:

	Successor		Predecessor
	Nine Months Ended September 30,		January 1 through February 14, 2012
(In millions)	2013	2012
Cash provided by (used in):
Operating activities	$52	$(8)	$44
Investing activities	(48)	(192)	(6)
Financing activities	(29)	263	—
Effects of change in exchange rates on cash and cash equivalents	3	(5)	2

Net change in cash and cash equivalents	$(22)	$58	$40

Net cash flows from operating activities consist of profit after tax adjusted for changes in net working capital and non-cash items such as depreciation, amortization and write-offs, and movements in provisions and pensions. For the nine months ended September 30, 2013, cash from operating activities was $52 million which was impacted by $39 million of Apollo fees and $7 million of fees related to the payoff of the PIK Toggle notes. Cash provided by operating activities in the Predecessor period was $44 million and cash used in operating activities in the nine months ended September 30, 2012 was $8 million primarily due to $42 million of transaction costs and normal uses of working capital.

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

(In millions)	September 30, 2013	December 31, 2012
Trade receivables	$85	$74
Inventory	131	126
Trade payables	(85)	(80)

Trade working capital	$131	$120

Trade working capital at September 30, 2013 was $131 million, up by $11 million from $120 million at the end of 2012. The increase was primarily due to an increase in inventory in preparation for a scheduled outage at the Pace plant location scheduled in the first half of 2014.

Trade Receivables

Trade receivables at September 30, 2013 were $85 million, an increase of $11 million from $74 million at the end of 2012. The increase was primarily driven by higher revenues in the nine month period ending September 30, 2013 compared to revenues in the nine month period ending December 31, 2012 due to seasonality. The strong first nine months of 2013 was also due to the herbicide season within our Functional Amines business.

Inventories

Inventories at September 30, 2013 were $131 million, an increase of $5 million from $126 million at the end of 2012. The increase was primarily driven by a build-up of raw material inventory due to a scheduled outage at our Pace plant location.

Trade Payables

Trade payables at September 30, 2013 were $85 million, an increase of $5 million from $80 million at the end of 2012. The increase was primarily driven by normal fluctuations in accounts payable and impacts from the herbicide season in the first nine months.

Cash used in investing activities was $48 million and $192 million for the nine month periods ending September 30, 2013 and 2012, respectively, compared to $6 million for the Predecessor period, primarily due to ongoing capital expenditures at the plant sites in the current year and due to the Acquisition and plant capital expenditures in the prior year.

Capital Expenditures

The table below sets forth information with respect to our capital expenditures for the nine months ended September 30, 2013 and 2012:

	Successor		Predecessor
(In millions)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	January 1 through February 14, 2012
Tangible capital expenditures	$43	$33	$6

Growth and optimization	29	26	5
Maintenance	14	7	1
Intangible capital expenditures	5	4	—

Total capital expenditures	$48	$37	$6

Generally, our capital expenditures are directed to one of two main categories of tangible assets, growth and optimization projects and capital improvements. A relatively small part of our capital expenditures are spent on intangible assets, including information and communications technology and toxicological and regulatory studies in connection with product registrations and re-registrations. The nine months ended September 30, 2013 includes our methylamine expansion project in Pace, Florida. The nine months ended September 30, 2012 includes our DIMLA plant in Pace, Florida.

Cash used in financing activities was $29 million for the nine months ended September 30, 2013 primarily due to the early extinguishment of the face value $250 million in PIK Toggle Notes, as well as the final $7 million shareholder distribution from December 2012, offset by $233 million of net funds raised from the sale of common stock, primarily in the Company’s April 2013 initial public offering. Cash provided by financing activities for the nine months ended September 30, 2012 was $263 million as a result of the refinancing upon the closing of the Acquisition and the capital contribution by Apollo.

Non-Current Interest-bearing Loans and Borrowings

Interest-bearing loans and borrowings decreased by $249 million to $912 million between December 31, 2012 and September 30, 2013, due to principal payments and the repayment of the PIK Toggle Notes.

Contractual Obligations

The following table summarizes our future contractual obligations as of September 30, 2013:

(In millions)	2013	2014	2015	2016	2017	Thereafter	Total
Senior Secured Credit Facilities:
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
USD term loan credit facility (a)	1	3	3	3	4	331	345
EUR term loan credit facility (a)	—	2	2	2	2	152	160
Second Priority senior secured notes	—	—	—	—	—	400	400
Interest expense	6	61	61	61	61	121	371
Operating leases	3	10	9	8	7	10	47
Capital leases	—	1	1	1	2	2	7
Purchase commitments (b)	1	3	3	3	3	17	30

Total	$11	$80	$79	$78	$79	$1,033	$1,360

(a)	Our term loans bear interest at variable rates, which are assumed to reflect the LIBOR currently in effect for purposes of this table; actual rates could differ materially.
(b)	We are a party to certain obligations to purchase products and services, principally related to the purchase of raw materials. These commitments are designed to assure sources of supply which historically have not been, and are not expected to be, in excess of our manufacturing requirements. Under a limited number of these obligations, which are structured as take-or-pay contracts, we are obligated to make minimum payments whether or not we take the contractual minimum. The amounts disclosed in the above table represent these minimum payments to be made in accordance with the contracts in place. We have historically always required the minimum levels in each of these contracts.

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

Item 3. Defaults on Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See the Index to Exhibits on Page 38.

* * * * *

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Apollo Global Management, LLC (“Apollo”) has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the disclosure below.

“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.

The internal review indicates that, in December 2012, CEVA Freight Italy Srl (“CEVA Italy”) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”). The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.

These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Ghent, Belgium, on November 7, 2013.

TAMINCO CORPORATION

By:	/s/ Laurent Lenoir
Name: Laurent Lenoir Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Amended and Restated Bylaws of Taminco Corporation

3.2*	Amended and Restated Certificate of Incorporation of Taminco Corporation

10.1*	Management Agreement, dated March 25, 2013, between Taminco BVBA and Laurent Lenoir

10.2*	Management Agreement, dated March 25, 2013, between Taminco BVBA and Kurt Decat

10.3*	Management Agreement, dated March 25, 2013, between Taminco BVBA and Johan De Saegher

10.4*	Management Agreement, dated March 25, 2013, between Taminco BVBA and Piet Vanneste

10.5*	Management Agreement, dated March 25, 2013, between Taminco BVBA and Guy Wouters

10.6*	Management Agreement, dated March 25, 2013, between Taminco BVBA and Sabine Ketsman

10.7*	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Laurent Lenoir

10.8*	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Kurt Decat

10.9*	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Johan De Saegher

10.10*	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Piet Vanneste

10.11*	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Guy Wouters

10.12*	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Sabine Ketsman

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRLTaxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	Furnished with this Report. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934.