Form 10-K
period 2013-12-31
TAMINCO Corp
filed 2014-02-28
CIK 1547063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 333-185244

TAMINCO CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-4031468
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two Windsor Plaza, Suite 411

7540 Windsor Drive

Allentown, Pennsylvania 18195

(Address of Principal Executive Offices)

(610) 366-6730

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2013): $345,815,970

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of February 28, 2014: 66,411,193 shares.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

Forward-Looking Statements

Any statements made in this Annual Report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the federal securities laws, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions. These forward-looking statements are contained throughout this Annual Report, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this Annual Report you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Factors that may materially affect such forward-looking statements and projections include:

•	increases in energy costs, in particular natural gas costs, or a disruption in the supply of energy for our operations;

•	the price and availability of raw materials, energy and equipment, and our ability to pass on increased costs to customers;

•	loss of major customers;

•	commercial viability of our new products and products under development;

•	changes in macroeconomic conditions;

•	inability to secure or protect intellectual property rights;

•	conduct of our operations through joint ventures with a third parties;

•	loss of senior management expertise or inability to recruit and retain qualified personnel;

•	exchange rate fluctuations;

i

•	economic, regulatory, political and local business risks in developing countries;

•	the impact of the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as other laws governing our operations, and our compliance therewith;

•	inability to obtain government authorizations regarding the export of our products, or limitation or restrictions on our business imposed by current or future export laws;

•	increased competition;

•	inability to obtain, modify and/or renew permits, licenses, registrations or other regulatory authorizations;

•	the impact of environmental, health and safety laws and regulations, including those relating to greenhouse gas emissions, and compliance therewith;

•	costs and liabilities associated with environmental contamination and/or exposure to hazardous substances, including natural resource damages;

•	refusal by or inability of third parties to perform or pay under indemnification or similar agreements;

•	fluctuations in supply and demand for our products;

•	product liability claims, complaints or adverse publicity in relation to our products;

•	adverse weather conditions affecting sales or events of force majeure;

•	inadequacy of insurance coverage;

•	labor relations actions or other litigation;

•	our debt obligations and ability to raise additional financing in the future;

•	our ability to generate sufficient cash to service our debt and to control and finance our capital expenditures and operations;

•	our ability to effectively manage an integration of acquired businesses; and

•	other factors discussed in more detail under “Risk Factors.”

These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If we do update one or more forward-looking statements, there should be no inference that we will make additional updates with respect to those or other forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K reports filed with the Securities and Exchange Commission.

This report includes information with respect to market share, industry conditions and forecasts that we obtained from internal industry research, publicly available information (including industry publications and surveys), and surveys and market research provided by consultants. The publicly available information and the reports, forecasts and other research provided by consultants generally state that the information contained therein has been obtained from sources believed to be reliable. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, our internal research and forecasts are based upon our management’s understanding of industry conditions, and such information has not been verified by any independent sources.

ii

PART I

Throughout this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “Taminco”, “the Company”, “We,” “Us,” or “Our” refer collectively to Taminco Corporation and its consolidated subsidiaries and their predecessors.

ITEM 1.	Business.

Taminco Corporation (“Taminco”), a Delaware corporation, formerly known as Taminco Acquisition Corporation, incorporated on December 12, 2011, is a holding company for its wholly owned subsidiary, Taminco Intermediate Corporation (“TIC”). TIC is a holding company for its wholly owned subsidiary, Taminco Global Chemical Corporation, a Delaware corporation (“TGCC”), and its subsidiaries. Our principal offices are located at Two Windsor Plaza, Suite 411, 7540 Windsor Drive, Allentown, Pennsylvania 18195, and our telephone number is (610) 366-6730.

We believe we are the world’s largest integrated producer of alkylamines and alkylamine derivatives. Our products are used by our customers in the manufacturing of everyday products primarily for the agriculture, water treatment, personal & home care, animal nutrition and oil & gas end-markets. Our products provide these goods with a variety of ancillary characteristics required for optimal performance, such as neutralizing acidity, and removing contaminants. We have an extensive offering of differentiated value-added products that typically represent a small portion of our customers’ overall costs and are sold into diversified, global end-markets that benefit from favorable underlying economic and population growth trends. We currently operate in 19 countries with seven production facilities and, as of December 31, 2013, had an installed production capacity of 1,272 kt. According to research provided by consultants, we hold the #1 or #2 market position globally in the vast majority of the chemicals we produce, including an approximately 50% and 75% capacity share of certain products, respectively, in North America and Europe. During the year ended December 31, 2013, eight of our products accounted for more than 60% of our revenue, with six of the eight products holding a leading global market position. During the year ended December 31, 2013, through our worldwide network of production facilities, we sold 48% of our volume in North America, 37% of our volume in Europe, and 15% of our volume in the emerging markets (7% in Latin America and 8% in Asia). Furthermore, we expect to increase the portion of our volume from the Americas and Asia with our recent capital investments which include the DIMLA unit in the Americas and the amines plant within our joint venture in China. As a result of our leading market positions, attractive end-markets, and significant recent capital investments, we believe we are well positioned for significant growth over the coming years. In the year ended December 31, 2013, we generated revenue of $1,200 million, Adjusted EBITDA of $255 million, and Adjusted EBITDA margin, reflecting Adjusted EBITDA as a percentage of net sales, of 21%. See Note 19 “Segment Information” to the consolidated financial statements for a reconciliation of Adjusted EBITDA to Net Income.

Alkylamines are organic compounds produced through the reaction of an alcohol with ammonia. The immediate results of these processes are the production of methylamines and higher alkylamines, which can then be further reacted with other chemicals to produce alkylamine derivatives. Our products are primarily used in the agriculture, water treatment, personal & home care, animal nutrition and oil & gas end-markets, which combined accounted for approximately 90% of our volume during the year ended December 31, 2013. Our end-markets tend to be non-cyclical and benefit from strong underlying fundamentals such as increasing global population, urbanization of emerging markets and rising income levels.

We currently operate seven plants worldwide dedicated to the production of alkylamines and alkylamine derivatives, including two larger facilities in each of the United States and Europe, that are among the world’s largest methylamine and higher alkylamines production facilities, a joint venture facility with the MGC Group in China, and two other 100% Taminco-owned facilities in China.

We are also in the process of pursuing numerous growth projects to further bolster our global footprint and leverage our strategic advantages. Our currently budgeted future investments include significantly extending production capacity at our Pace, Florida methylamine facility by the end of 2014 and further development of other derivative capacity. In total, we have spent $129 million in growth-related capital expenditures over the past three full years and continue to realize growth from these investments.

Additional information about us can be found on our website, www.taminco.com. We make available free of charge through a link provided at such website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our Section 16 reports and our other filings with the Securities and Exchange Commission (“SEC”), as well as any amendments to those Reports and filings. These Reports and filings are made available as soon as reasonably practicable after they are filed or furnished to the SEC. Our Internet website and the information contained in or connected to that website are not intended to be incorporated by reference into this Annual Report.

Business Segments

We are organized into three segments: Functional Amines, Specialty Amines, and Crop Protection.

Our segments are organized as follows:

•	Functional Amines. This segment serves the needs of external customers that use our alkylamine products as the integral element in their chemical processes for the production of formulated products applied in a variety of end-markets such as agriculture, personal & home care, animal nutrition, and oil and gas. Through this segment, we also produce basic amines, which are captively used as building blocks to produce our downstream derivatives through our Specialty Amines and Crop Protection segments, serving a variety of attractive, non-cyclical end-markets. Approximately 30% of the Functional Amines production is used internally and forms the basis of our vertically integrated model.

•	Specialty Amines. This segment sells alkylamine derivatives for use in the water treatment, personal & home care, oil & gas and animal nutrition end-markets, and specialty additives for use in the pharmaceutical, industrial coatings and metal working fluid end-markets. This segment is downstream from the Functional Amines segment and uses that segment’s production as one of its key raw materials. The Specialty Amines segment’s customers are typically large, multinational enterprises who are leading players in their industry.

•	Crop Protection. This segment sells alkylamine derivatives for use in the agriculture and crop protection end-markets. The majority of the segment’s customers range from multinational crop protection and agricultural enterprises to large local farms.

Description of our Products and Competition

Alkylamines are organic compounds produced through the reaction of an alcohol with ammonia. The largest alkylamine product category by volume consists of methylamines, where the alcohol used is methanol. Higher alkylamines are produced when alcohols containing chains of two or more carbon atoms are used instead of methanol. International and regional competition in the alkylamine industry can be affected by the cost and logistical difficulties involved in the shipping of alkylamine building blocks. Alkylamine derivatives production tends to be regional to minimize shipping costs. As a result of these factors, production in the industry is generally regional.

We believe that our extensive expertise and technology, our existing investments in profitable, vertically integrated manufacturing facilities, and our current set of product registrations from environmental, health and safety regulatory authorities give us a significant advantage over our competitors and new entrants. We also find it advantageous that some of our competitors have chosen to enter into certain downstream products that we do not manufacture and that compete directly with their customers.

Over the past decade, producers in the alkylamine industry that compete in our geographies have consolidated significantly. Key consolidation events include Air Products’s UK closure of a 50 kt production line in 2004, Chinook Canada’s closure of a 68 kt production line in 2004 and sale of contracts to DuPont, our purchase of Air Products’s North American and Latin American amines business in 2006, Akzo Nobel’s Netherlands closure of a 22 kt production line in 2006 and sale of contracts to us and Balchem’s purchase of Akzo Nobel’s 18 kt Italian operations in 2007.

The largest alkylamine building block product by volume is methylamines, followed by higher alkylamines. Methylamines are manufactured by reacting methanol with ammonia in a catalytic reactor. Three different methylamines are produced: mono methylamine (“MMA”), di methylamine (“DMA”) and tri methylamine (“TMA”). The reaction circumstances (pressure, temperature, catalysts, etc.) and reactant ratios determine the ratio of the three products. This reaction mixture of methylamines produced is subsequently distilled and purified to be further used as raw materials for the production of alkylamine derivatives, or in other manufacturing processes. If an excess of any of these three methylamines is produced, the product can be returned back to the catalytic reactor and recycled.

The term higher alkylamines refers to the C2-C6 alkylamines, that is, ethyl, n butyl, n propyl, isopropyl and cyclohexyl amines. The manufacturing process for higher alkylamines is similar to that for methylamines, as ammonia is combined with various alcohols in catalytic reactors and subsequently distilled. The use of different alcohols results in the creation of different higher alkylamines.

According to research provided by consultants, consumption of methylamines accounted for slightly less than three quarters of global consumption of alkylamines by volume. Higher alkylamines made up the remainder of global consumption, with methylamines accounting for 7%, isopropylamines, which include MIPA, for approximately 13% and butylamines for approximately 2% of total global consumption by volume.

The four producers of methylamines in North America are Taminco, DuPont, BASF and Celanese Mexicana, with Taminco having the largest share of production capacity at approximately 50% in 2012 according to research provided by consultants and DuPont having the next largest share. The two producers of higher alkylamines in North America are Taminco and U.S. Amines, with Taminco’s share of production capacity at 75% in 2012. The European methylamine producers are Taminco (Belgium and Germany), BASF (Germany), Balchem (Italy), Ak-Kim Kimia (Turkey) and CEPSA (Spain), with Taminco having the largest share of European production capacity at 52% and BASF having the majority of the remaining capacity share. In Asia, the significant methylamine producers include Zheijiang Jiangshu, Shandong Huala Hengsheng, Luxi Chemical Corp. and Taminco, with Taminco’s share representing 4% of Asian production capacity in 2012.

In general, because alkylamines are key intermediates in numerous end-market products, there is a reduced threat of substitution by other products. In addition, although there has recently been increasing interest in the use of renewable-based precursors, such as biomethanol, bioethanol and bioammonia, in the production of alkylamines, we believe our production facilities, equipment and production processes would be able to readily adapt to such developments. For example, bioethanol is already used as a feedstock in methylamine production in the United States. We are also in the process of developing new amines produced from renewable precursors, which are intended for products in the personal care and agricultural end-markets.

Methylamines are expensive to transport in gaseous form due to their volatile nature and logistical complexity. As such, supply and demand for methylamines is typically matched on a regional basis. Competition in higher alkylamines production is generally regional. With few exceptions, producers tend to focus on producing a small number of higher alkylamines, which results in a limited number of producers of each type of higher alkylamine in each region.

Methylamines and higher alkylamines are the principal building blocks that can, following reaction with various other chemical compounds, be used for the manufacture of a wide range of specialty alkylamine derivatives.

Markets for Our Products

Agriculture (36% of Volume)

The total market for agricultural chemicals is estimated at $51 billion, having grown in nominal value terms by 7% per annum between 2005 and 2009, and by about 5% per annum between 2009 and 2012. According to research provided by consultants, the market is projected to increase at approximately 7% per annum in nominal value terms from 2013 to 2018. The top global producers in this market include Syngenta, Bayer, BASF, Dow, Monsanto and DuPont. We believe demand for agricultural chemicals will be driven by numerous factors, including the need for increased agricultural yields to serve a growing world population as arable surface area available for agricultural production is limited; rising disposable incomes among a growing middle class in emerging markets being spent on more high quality food; increased use of biofuels which is diverting more agriculture away from food supply; and desire among governments to increase food supply in order to limit domestic food price volatility.

We expect that increasing yield from existing land will require more productive plants, and crop protection products, such as fungicide, soil fumigation and plant growth regulators will be key components to achieving greater yield with minimal crop loss. We also expect demand for agricultural yields to drive growth in the market for herbicide systems, particularly in developing countries, albeit at a slower rate than certain other agricultural chemicals, and that this growth will be partially offset by increasingly commoditized pricing, as low cost producers in China and elsewhere enter the market. According to research provided by consultants, on average, amines and their derivatives account for approximately 15% of the end product cost structure for those products.

In the year ended December 31, 2013, products serving the agriculture end-market represented approximately 36% of our total volume. We serve this end-market through our Crop Protection segment, which produces active ingredients and formulated products that are used to control pests such as fungi, insects, worms and weeds that would detrimentally impact the health and productivity of useful crops. We also serve this end-market through our Functional Amines segment, which sells a variety of intermediate alkylamines that are used as building blocks or formulation aids in a variety of other agricultural chemicals.

Water Treatment (17% of Volume)

According to research provided by consultants, the total market for water treatment chemicals is estimated at $25 billion in 2012 and is projected to increase at approximately 6% per annum in nominal value terms from 2013 to 2018. The top global producers by sales in the water treatment industry include Ashland, BASF, Ecolab, GE Water, Kemira and SNF Florger. We believe demand for water treatment will continue to grow as increased water consumption will require greater sanitizing and higher water recycling rates to combat overall water scarcity. Key drivers of demand include the increasing scarcity of potable water and water used for agriculture and industry; rising urban populations, particularly in emerging markets such as China and India, which are placing greater stress on aging water treatment facilities; enhanced environmental standards across the globe; increasing demand from the expanding middle class for products that require higher water intensity in their production process, such as food; and an increasing backlog of undeveloped water treatment facilities, particularly in China, as governments try to undo much of the environmental degradation that resulted from their recent rapid economic expansion. According to research provided by consultants, amines and their derivatives account for approximately 15% of the end product cost structure for water treatment products on average.

In the year ended December 31, 2013, products serving the water treatment end-market represented approximately 17% of our total volume. We serve this end-market through our Specialty Amines segment, which mainly produces the building blocks for water sanitation chemicals and active water treatment ingredients. We produce advanced chemicals for use in preventing corrosion and scaling, processing in recycling facilities and sanitizing with agents to prevent microbial and algae proliferation, which will become increasingly important in the treatment of water around the world as sources of fresh water become increasingly scarce.

Personal & Home Care (18% of Volume)

According to research provided by consultants, the total market for personal & home care is estimated at $210 billion in 2012, including $54 billion of functional ingredients, and is projected to increase at approximately 6% per annum in nominal value terms from 2013 to 2018. Significant producers of personal & home care products include Colgate, Henkel, Kao, Lever, Procter & Gamble and Unilever. We believe the personal & home care industry will grow strongly over the near term driven by many factors, including increasing demand from emerging markets such as Asia, as purchasing power among a growing middle class in these regions continues to advance; product innovation designed to meet the diverse range of needs of different consumers; and an increased focus on environmental sustainability, which is driving new products to incorporate “green chemistry.” According to research provided by consultants, amines and their derivatives account for less than 10% of the end product cost structure for products in the personal & home care end-market on average.

In the year ended December 31, 2013, products serving the personal & home care end-market represented approximately 18% of our total volume. We serve this end-market through our Specialty Amines segment, which primarily produces building blocks for surfactants, key ingredients in the development of milder cleaning agents and aroma chemicals, as well as skin-sensitive product formulations such as baby shampoos and foam baths. We also produce intermediate alkylamines that constitute building blocks for surfactants used in other personal & home care products.

Animal Nutrition (12% of Volume)

According to research provided by consultants, the total market for animal nutrition is estimated at $830 billion in 2012 and is projected to increase at approximately 5% per annum in nominal value terms from 2013 to 2018. Important players in the animal nutrition end-market include ADM, Cargill, CP Group Thailand, New Hope Group China and Nutreco. We believe demand for animal nutrition will be driven by many factors, including increasing world population; global dietary habits shifting toward higher meat consumption, particularly white meat, as a result of rising incomes; increasing adoption of modern farming practices, particularly in Asia, leading to an increase in feed additive usage; and the desire among governments to increase food supply in order to limit domestic food price volatility and import dependency.

The animal nutrition end-market encompasses both compounded feed (often corn and soy byproducts from agricultural processing) and feed additives. Feed additives supplement the food for animals, enhancing conversion yields while positively contributing to animal health, contributing to higher overall productivity. One of the primary feed additives is choline chloride, and we expect the market for this additive to grow steadily over the near term. According to research provided by consultants, on average, amines and their derivatives account for less than 1% of the end product cost structure for animal nutrition products.

In the year ended December 31, 2013, products serving the animal nutrition end-market represented approximately 12% of our total volume. We serve this end-market mainly through our Specialty Amines segment, which mainly produces feed additives based on choline chloride, a vitamin commonly incorporated into feed for poultry and swine that helps achieve higher feed conversion yields while reducing animal morbidity. We also serve this end-market through our Functional Amines segment selling the amine used to produce feed additives as well as functional ingredients such as vitamins and amino acids and processing aids that facilitate the storage of animal feed.

Oil & Gas (8% of Volume)

According to research provided by consultants, the total market for chemicals used in oil & gas exploration and production is estimated at $7.5 billion in 2012 and is projected to increase at approximately 6% to 7% per annum in nominal value terms from 2013 to 2018. The top oil & gas service companies include Baker Hughes International, Halliburton, Schlumberger and Weatherford International.Chemicals used in the exploration and production of oil & gas include desulphurization solutions for absorbing and removing sulphur contaminants, consisting of blends of various amines, drilling muds containing various ingredients for the cooling and lubrication of drilling heads, dispersion of rock fragments and prevention of pressure blow-outs, and enhanced recovery systems consisting of complex surfactant blends for facilitating recovery of oil & gas in reservoirs. According to research provided by consultants, amines and their derivatives account for approximately 4% of the end product cost structure for these oil & gas products, on average.

Demand for oil & gas exploration and production chemicals has grown steadily in recent years, and we expect that trend to continue, driven by increasing demand for oil & gas, particularly in rapidly growing emerging markets, such as China; rising energy prices; decreasing quality of oil & gas deposits; and increasing oil & gas prices, leading producers to seek minerals from more complex reservoirs and requiring additional chemical inputs for extraction, such as in the nascent shale gas fracturing market. We estimate that in 2012, global demand for choline chloride for fracturing was approximately 25 kt, and that up to 65% of natural gas and oil wells drilled in North America over the next decade will require hydraulic fracturing.

In the year ended December 31, 2013, products serving the oil & gas exploration and production market represented approximately 8% of our total volume. We serve this end-market through our Specialty Amines segment.

Our Strategy

Our long-term growth drivers revolve around our continued ability to work closely with market industry leaders and to further expand into emerging markets through the principal strategies outlined below.

Capitalize on key fundamental drivers of our end-markets

The primary end-markets we serve have strong exposure to numerous positive, non-cyclical macroeconomic trends. According to research provided by consultants, key factors, including a steadily increasing world population, a growing middle class in emerging markets, clean water scarcity, and enhanced oil & gas recovery techniques (especially driven by the shale gas demand in the United States), will continue to drive strong demand for agriculture, water treatment, personal & home care, animal nutrition and oil & gas products. Research provided by consultants projects that the agriculture, water treatment, personal & home care, animal nutrition and oil & gas end- markets will grow in nominal value terms by approximately 7%, 6%, 6%, 5% and 5% to 7%, respectively, per annum from 2013 to 2018, or on average approximately 6%. We believe we are well positioned and intend to utilize our best-in-class business optimization and manufacturing processes to meet our customers’ increased supply needs in light of this anticipated growth in end-market demand.

Continue to partner with industry leaders to provide foundation for future growth

We currently have strong positions in each of our key end-markets, which we have achieved in part due to our strong customer relationships with leading global companies in each of those markets. A fundamental element of our strategy is to continue to work directly with our core customers to develop new products and new applications for our existing products that address their specific needs. In addition, we deploy a more customer-focused marketing approach, rather than a more traditional product-based approach. Our specialized sales force includes 29 professionals and six marketing managers with individual responsibility for particular end user markets in various regions. In addition, we employ approximately 37 other commercial professionals, including divisional managers, product managers and new business development specialists. We believe that a deeper understanding of customer needs will better enable our marketing professionals to identify future sources of demand for our products and, working in close cooperation with our research and development function, address that demand through product innovation. As a result, we believe our customer-focused approach will make us a more attractive partner and allow us to achieve greater penetration of our end-markets.

Leverage platform to expand emerging market presence

We have strong, leading positions in our product markets in North America and Europe as a result of our commitment to strategic capital investments and selective acquisitions. We expect to leverage this success to capture a significant portion of our future growth in demand from Asia and Latin America. One of our strategic priorities is to position ourselves for profitable growth in these markets. We currently have two production facilities in China serving the animal nutrition end-market as well as a joint venture with the MGC Group to manufacture amines and amine derivatives. We plan to use our facilities, including our joint venture, as a platform for further expansion in Asia, including potentially in the fast-growing markets of Malaysia, Indonesia, India and Vietnam, and become a partner of choice for our customers in that region by leveraging our high-quality products, standards and technical expertise and moving closer to end users. We plan to capture global growth through our continuous investment in the U.S., which also serves as a platform for export to Latin America. In addition, our joint venture with the MGC Group is expected to capture growth in Asia, primarily in China. We believe our technological and process knowledge should give us a significant advantage over our competitors in that region. As we grow in Asia, we are very focused on pursuing growth opportunities and selective acquisitions that are attractive from a margin profile.

Further expand our vertically integrated model

Our vertically integrated business model is one of our key strengths, differentiating us from almost all of our competitors. Our vertically integrated model focuses on both the alkylamine and their associated derivatives, versus just focusing on the alkylamines, which some of our competitors do. By having a fully integrated value-chain we are able to maintain a sustainable low cost position, benefiting from energy optimization, limited recycling needs, optimized logistics, and a limited number of well positioned world-scale production units.

A cornerstone of our expansion strategy is the extension of our vertically integrated business and production approach to all our operations around the world. We are already vertically integrated to a high degree in our European operations, in particular at our facility in Ghent and more recently in the United States, where we have completed new derivative units at our St. Gabriel and Pace facilities. We have announced significant methylamine capacity expansion at Pace to be completed by the end of 2014 that will further increase our leadership in North America. Consistent with this strategy, we also intend to selectively pursue acquisitions of businesses in North America, Europe or elsewhere that focus on alkylamines or their associated derivatives or other related, ancillary or complementary chemicals or chemicals that sell into markets with similar characteristics as the markets that Taminco already sells into.

Furthermore, through our joint venture with the MGC Group, we produce amine derivatives in China to pursue profitable growth downstream. Equally important to our performance is the continuous pursuit of production efficiencies and regular debottlenecking projects, which yield significant benefits in exchange for modest capital expenditures. As part of the philosophy behind our vertically integrated business model, we will continue to seek and implement best-in-class process optimization and efficiency gains within each of our facilities and apply that expertise throughout our global operations.

Continue to develop new processes, markets and products to enhance growth and profitability

Another key element of our strategy is to capitalize on our technological leadership to develop new processes, new products and new applications for our existing products. Working closely with our customers to better understand our end-markets and our customers’ individual requirements, we will seek to continue developing new products that increase the overall value of our customers’ offerings. We will also focus on providing more efficient alternatives to existing formulations, using a wide range of technologies including green technologies for our solvents, plant physiologies for our agriculture products and genomics screening for our feed additives. In addition, we will seek to maintain and improve our knowledge of market trends and developments in order to find new and innovative applications for our existing products. Our product pipeline currently includes developments which we expect will reach our customers in the next few years in each of our key end-markets. We are focused on developing products which provide improved performance and, in most cases, represent safer, non-toxic and “greener” alternatives to existing chemicals.

Financial Data of Segments and Geographic Areas

Financial data for our segments and geographic areas is reported in Note 19 “Segment Information” to our Consolidated Financial Statements included in Item 8 of this Annual Report.

Raw Materials

Our key raw materials are methanol, ethylene oxide, ammonia and acetone. The main raw materials required for the production of methylamines and higher alkylamines are ammonia, methanol and acetone. The key raw materials used in the production of derivative products include ethylene oxide, acrylonitrile and acetic acid, in combination with methylamines and higher alkylamines. All of our main raw materials are readily available commodity chemicals, and we purchase them in relatively low volumes compared to total global capacity. Specifically, we source a significant portion of our methanol requirements through a long term contract. We have a secure supply of key raw materials, which are provided by truck, railcar, barge and pipeline from a relatively limited number of suppliers. Our key sources of energy are electricity, steam and natural gas. All of our energy is readily available and supplied by local producers. As we engage in Cost Pass Through (“CPT”) Contracts for approximately 50% of revenues for the year ended December 31, 2013, we can largely pass raw material price increase through to customers. For information on how raw material and energy costs influence our results of operations, see Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Factors Affecting Our Results of Operations—Raw Materials of this Annual Report.

We have a purchase and supply agreement with Methanex Methanol Company (the “Methanex Agreement”) for the purchase by us of methanol at certain quantities and prices from Methanex. The Methanex Agreement permits increases or decreases to such specified quantities in certain circumstances. The Methanex Agreement will expire in December 2019.

Research and Product Development

In addition to growing through acquisitions, we have also experienced significant growth in revenue and Adjusted EBITDA from organic growth in the end-markets we serve, as well as from the introduction of new products.

Research

Our research and development department focuses on product development within our key end-markets, and improving existing processes, clean technologies and energy efficiency. We operate a well-equipped lab and pilot unit, and we employ 36 full-time employees, including PhDs, lab and pilot technicians and business developers, located in Ghent. We pursue research and development according to an open innovation model, meaning that we develop products both on a stand-alone basis and in partnership with several departments of the Universities of Ghent and Leuven. We also have partnerships with the University of Prague and the University of Rostock. In the years ended December 31, 2013, 2012 and 2011, our research and development expenditures amounted to approximately $12 million, $10 million and $12 million, respectively.

Past achievements of the department include the development of processes allowing feedstock flexibility for some of our existing products. We also improved our Thiram production process by making it cleaner and lower- cost by using an oxygen-based, low-waste process, and we believe we remain the sole producer in the world to use this production methodology.

Technology

In addition to our efforts on growth projects and improving plant efficiency, our engineering department has also pursued energy initiatives that have generated significant energy savings.

Examples include our energy-efficient, fourth-generation methylamine plant in Ghent on which we began operating in 2008, leading to approximately 50% primary energy savings compared to the previous unit with the same product mix. In 2009, we initiated a new cogeneration unit at Ghent, which produces highly efficient energy and steam and that has led to additional energy savings and a reduction in carbon dioxide emissions.

Product Development

The product development group is responsible for the development of both new and existing products. The group also provides valuable market, product and competitor intelligence to assist us in making strategic acquisitions. The team works closely with the marketing, production and engineering departments to align the objectives of product development with our general business objectives. Every new project is assigned a steering committee, which includes representatives from each of these departments and adopts a goal-oriented approach to product development. The average timeline for product development from conception to execution is three to five years.

Past achievements include the Banguard42 SC fungicide, used as an aerial spray to control certain banana diseases. The development pipeline currently includes projects within each segment. Within the Functional Amines segment, we are focused on the development of green solvents from renewable raw materials, alkylamine-based surfactants and, enhanced performance molecules for gas sweetening. Within the Specialty Amines segment, we are focused on developing products for the water treatment, personal & home care, oil & gas and feed additives end-markets. Within the Crop Protection segment, we are focused on plant physiologics, developing sustainable products that help plants overcome diseases (curative) or stimulate the plant’s strength (preventive) to become less vulnerable to pests, drought stress, salinity and other extreme weather conditions. Our other area of focus is pre- and post-harvest management, which includes improvement of the conservation of crops to overcome yield losses due to exposure to adverse weather conditions (pre-harvest), and the interruption of natural ripening or decaying processes by either a physical barrier or by triggering the reverse mechanisms of the plant (post-harvest).

Intellectual Property

We currently have 83 patents issued in various jurisdictions worldwide, covering production processes for fatty alkylamines and specialty alkylamine applications in coatings and metal working fluids, as well as new formulations for plant protection, plant biomodulators and feed additives. We have developed some of this intellectual property internally in our state of the art laboratory and pilot unit in Ghent, and have also added to our intellectual property portfolio through the Air Products, Arkema and Mandops acquisitions. The technologies in the research and development pipeline constitute significant innovations, and we strive to protect them all with patents. We currently have 95 pending patent applications relating both to products still in the development phase, including plant protection agents and feed additive products, and products and applications that are already on the market, such as basic and specialty higher alkylamines. We have pending patent applications in the United States, Canada, Brazil, Mexico, Japan, China, Korea and the European Union. In cases where we collaborate with universities, we have contracts in place which will give us full ownership of any intellectual property developed in the collaboration, in exchange for a fixed amount of royalties, and other compensation. In addition to patents, we have over 69 brand names and logos protected as registered trademarks, including the TAMINCO brand name, the base line (“People&Molecules”) and logo as well as names for individual products such as AMIETOL, GRANUFLO, METAM CL, METAM KLR, TAMINIZER and ZIRAM GRANUFLO.

Environmental, Health and Safety Matters

We and our operations and facilities are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations, including those governing pollution; protection of the environment; licenses and permits; air emissions; greenhouse gas emissions; energy efficiency; water supply, use and discharges; construction and operation of sites; the use, generation, handling, transport, treatment, recycling, presence, release and threatened release, management, storage and disposal of and exposure to hazardous substances, materials or waste; public health and safety and the health and safety of our employees; chemical plant security; rail tank car; product safety, registration, and authorization; noise, odor, mold, dust and nuisance; the investigation and remediation of contaminated soil and groundwater; the protection and restoration of plants, wildlife and natural resources; and cultural and historic resources, land use and other similar matters as well as numerous related reporting and record keeping requirements. Governmental authorities have the power to enforce compliance with their regulations and violators of environmental, health and safety laws may be subject to civil, criminal and administrative penalties, injunctions or both. In addition, private lawsuits for personal injury, property damage, diminution in value or similar claims may be initiated as a result of our operations. Environmental, health and safety laws and regulations, and the interpretation or enforcement thereof, are subject to change and may become more stringent in the future which may result in substantial future costs or capital or operating expenses. We cannot estimate the impact of increased and more stringent regulation on our operations, future capital expenditure requirements or the cost of compliance.

Chemical Product Registration Requirements. We must comply with regulations related to the testing, manufacturing, labeling, registration and safety analysis of our products in order to distribute many of our products, including, for example, in the U.S., the federal Toxic Substances Control Act, federal Insecticide, Fungicide, and Rodenticide Act and U.S. state and local pesticide laws, and in the European Union, the Regulation on Registration, Evaluation, Authorization and Restriction of Chemical Substances (“REACH”). Currently, three of our products are classified under REACH as carcinogenic, mutagenic or toxic to reproduction

(“CMR”). As a result of this CMR classification, these products may be subject to restrictions in other jurisdictions, may require additional authorization or may be substituted in the future by other products. In addition, our products NMP, DMF and DMAC are each listed as a Substance of Very High Concern (“SVHC”) under REACH and certain of our other products may be listed in the future. This designation may require us to apply for the European Chemical Agency’s authorization to continue to use or place these substances on the market. Alternatively, the European Commission could instead impose marketing and use restrictions under REACH or other E.U. directives to address risks posed by an SVHC.

Also in the E. U., plant protection products require approval under Article 28 of Regulation 1107/2009 (the “EU PPPR”) by each Member State where they are sold. For the same or other active substances/products with biocidal claims, E.U. level approval is needed, pursuant to the Biocidal Product Regulation (EU) No. 528/2012 (the “EU BPR”) in order to be able to continue to market these substances/products as such.

We are currently seeking European Commission authorization and re-authorization for some of our active substances, currently on the market for biocidal use, which as of December 2013 had not yet been granted because the review of those active substances is still ongoing at the authorities level. In the meantime the substances can continue to be marketed in Europe).

We cannot assure you that upon completion of the review, that these authorizations will be granted. In addition, as existing authorizations under the EU PPPR and EU BPR expire or if there are future regulatory changes affecting the authorization process, we may be unable to obtain authorization or maintain authorization for such products. In such case, we would be unable to market and sell any such plant protection or biocidal product not reauthorized in the E.U. going forward.

Air Emissions. The U.S. federal Clean Air Act (the “CAA”) and comparable U.S. state and foreign statutes and regulations, regulate emissions of various air pollutants and contaminants into the air. Certain of the CAA’s regulatory programs are the subject of ongoing review and/or are subject to ongoing litigation, such as the rules establishing new Maximum Achievable Control Technology for industrial boilers, and significant emissions control expenditures may be required to meet these current and emerging standards. Regulatory agencies can also impose administrative, civil and criminal penalties for non-compliance with air permits or other legal requirements regarding air emissions. In addition, some states do, and further states may, choose to set more stringent air emissions rules than those in the CAA.

There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (“GHG”) emissions reductions. In the U.S., the Environmental Protection Agency (“EPA”) has promulgated federal GHG regulations under the CAA regulating certain sources of GHG emissions and the President of the United States has directed the EPA to propose and issue rules with respect to additional sources of GHG emissions. In addition, a number of state, local and regional GHG initiatives are also being developed or are already in place. In the European Union, implementation of the Kyoto Protocol requirements regarding GHG emission reductions consists of energy efficiency regulations, carbon dioxide emissions allowances trading and renewable energy requirements.

Waste Management. Our operations are subject to statutes and regulations addressing the remediation, removal, treatment, storage, disposal, remediation and transportation of solid and hazardous wastes and hazardous substances. In the U.S., the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, (“CERCLA”), also known as the “Superfund” law, and comparable state laws, generally impose joint, strict and several liability for costs of investigation and remediation, natural resources damages, and certain health studies, on potentially responsible parties (“PRPs”). All such PRPs (or any one of them) can be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site. Accordingly, we may become subject to liability under CERCLA for cleanup costs or investigation or clean up obligations or related third-party claims in connection with releases of hazardous substances at or from our current or former sites or offsite waste disposal facilities, including those caused by predecessors or relating to divested properties or operations. The Federal Resource Conservation and Recovery Act, as amended, (“RCRA”) and comparable state laws regulate the treatment, storage, disposal, remediation and transportation of solid and hazardous wastes by imposing management requirements on generators and transporters of such wastes and on the owners and operators of treatment, storage and disposal facilities. Our operations generate wastes that are subject to RCRA and comparable state statutes.

We are or may be required to comply with a number of additional foreign, federal, state and local environmental, health, safety and similar laws and regulations in addition to those discussed above, including those addressing discharges to surface and groundwater, emergency planning, chemical plant security, notice to governmental authorities, and occupational health and safety.

We have incurred and expect to continue to incur significant costs to maintain compliance with environmental, health and safety laws and regulations. We incurred approximately $19 million in capital expenditures relating to environmental, health and safety regulations in 2013. We estimate that our capital expenditures relating to environmental, health and safety regulations will be approximately $14 million in 2014 and approximately $7 million per year through 2016; however, these estimates are subject to change given the uncertainty of future environmental, health and safety laws and regulations and the interpretation and enforcement thereof, as further described in this Annual Report. Our environmental capital expenditure plans cover, among other things, the currently expected costs associated with known permit requirements relating to plant improvements.

Contamination and Hazardous Substance Risks

Certain U.S. and foreign environmental laws (including CERCLA discussed above) assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. Contamination has been identified at several of our properties, including our Ghent, Leuna and Yixing sites. We are, however, the beneficiary of certain environmental indemnities (including an indemnity contained in a governmental order) and contractual obligations of third parties received in connection with certain past transactions. Pursuant to some of these indemnities and obligations, third parties are currently conducting remediation at our Ghent and Leuna sites, respectively. There can be no assurances that these and the other third parties will be able to or will otherwise agree to continue to perform under these indemnities or obligations, or that these indemnities or obligations, as drafted, will cover other remedial obligations at these or other sites that may arise in the future. There is currently no indemnification coverage applicable to the Yixing site.

In December 2012, a third-party owned and operated railcar collision at the St. Gabriel site caused a release of acrylonitrile. In connection with the incident, we have responded to an Investigation Work Plan Request from the State of Louisiana Department of Environmental Quality providing for the remediation of the release of acrylonitrile. We have received a partial recovery of our costs and expenses incurred for this incident from our insurance carrier and there is the potential for a further recovery from responsible third parties or our insurance carriers, subject to the terms and conditions of the policy and the policy self-insured retention.

In addition to cleanup obligations, we could also be held liable for any and all consequences arising out of human exposure to hazardous substances or other environmental damage, which liability may not be covered by the above described indemnities or insurance we may have.

Asset Retirement Obligations and Financial Assurance

We have an asset retirement obligation (“ARO”) relating to the future closure of our Pace site at the end of our long-term lease in 2056. The lease provides that at the end of the term or upon earlier termination, we shall, among other obligations, return the premises in the condition in which we agreed in the lease to maintain them, subject to normal wear and tear, and remove certain improvements to the premises.

We maintain a letter of credit in the amount of $1.1 million for closure and post-closure care of solid waste sludge impoundments under RCRA at our plant in St. Gabriel, Louisiana.

Workplace Health and Safety

We are committed to manufacturing safe products and achieving a safe workplace. Our Quality, Safety, Health and Environment department specializes in the health and safety aspects of our production. To protect employees, we have established health and safety policies, programs and processes at our manufacturing sites, including the creation of a global best practice exchange program that seeks to optimize our safety policies and procedures. Our safety management is founded on safe design of production processes, governed by hazard and operability analysis and layer of protection analysis techniques to analyze safety hazards in the operation of chemical plants. Likewise, all process changes are governed by “management of change” procedures which are based on guidelines to manage mechanical or operational changes in chemical plants. An external health and safety audit is performed at each of our plants on a yearly basis, in accordance with local health and safety standards. In addition, we have an internal health and safety audit system, with an internal committee that reports on health and safety issues on a monthly basis on each of our seven manufacturing plants.

Additional information on this topic is contained in “Risk Factors” set forth in Item 1A of this Annual Report.

Employee Relations

We have approximately 851 employees as of December 31, 2013 through our various subsidiaries. Approximately 35% of our employees are covered by collective bargaining agreements with our subsidiaries. Most of our employees covered by collective bargaining agreements are located in Belgium. Our collective bargaining agreements with our employees in Belgium expired on December 31, 2012. As soon as the government concludes an inter-professional agreement, we will be able to start discussions with our employees. We do not expect any issues to arise in connection with the renewal of such agreements.

Apollo Acquisition

On December 15, 2011, an affiliate of Apollo Global Management, LLC (“Apollo”) acquired all of the issued share capital of Taminco Group Holdings S.à r.l. and its subsidiaries (collectively, the “Predecessor”) for a total consideration, including assumed indebtedness, of approximately $1.4 billion. The acquisition (“Acquisition”) was consummated on February 15, 2012.

Recent Developments

On December 22, 2013, we entered into a share purchase agreement to acquire the formic acid business of Kemira Oyj, for a transaction value of approximately EUR 140 million with the purchase price to be funded with a combination of newly raised debt and cash. The transaction is expected to close in the first quarter of 2014 after the fulfillment of customary closing conditions.

ITEM 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report before investing in our common stock. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, results of operations or cash flows. If any of the following risks actually occurs, our business, financial condition, results of operations or cash flows would suffer. In such case, you may lose part or all of your investment.

Risks Relating to Our Business

Our substantial indebtedness could adversely affect our financial health and our ability to raise additional capital, and prevent us from fulfilling our obligations under our existing agreements.

At December 31, 2013, we had $914 million of total indebtedness outstanding on a consolidated basis, all of which was secured. As of December 31, 2013, there were no borrowings outstanding under our revolving credit facility; however approximately $2 million of the total capacity of $200 million was utilized to support outstanding letters of credit. In addition, we had drawn $103 million under the off-balance sheet, non-recourse factoring facilities (the “Non-recourse Factoring Facilities”) as of December 31, 2013. As of February 5, 2014, our annual debt service obligation is approximately $61 million. This amount includes principal and interest payments under the Senior Secured Credit Facilities (as discussed under Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources) and interest payments under the 2020 Notes. Additionally, principal payments of $400 million of the 2020 Notes are due in 2020 (as discussed under Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources). See Note 11–Short and Long-Term Debt to our Consolidated Financial Statements included in Item 8 of this Annual Report for more information on our indebtedness.

Our substantial indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to the payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	expose us to the risk of increased interest rates, as borrowings under the Senior Secured Credit Facilities will be subject to variable rates of interest;

•	place us at a competitive disadvantage compared to certain of our competitors that have less debt;

•	limit our ability to borrow additional funds;

•	make us more vulnerable to downturns in our business or the economy;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business; and

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Also, we may still incur significantly more debt, which could intensify the risks described above.

Our debt agreements contain restrictions that limit our flexibility in operating our business, which may lead to default under our debt agreements.

The agreements governing our existing indebtedness contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us and our subsidiaries, including restrictions on our and our subsidiaries’ ability to among other things:

•	incur additional debt or issue certain preferred shares;

•	pay dividends on or make distributions in respect of our common stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

We have pledged and will pledge a significant portion of our assets as collateral under our Senior Secured Credit Facilities and the 2020 Notes. If repayment is accelerated, there can be no assurance that we will have sufficient assets to repay our indebtedness.

Under our Senior Secured Credit Facilities, we are required to satisfy and maintain specific financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. A failure to comply with the covenants contained in our Senior Secured Credit Facilities or our other indebtedness could result in an event of default under the facilities or the existing agreements, which if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our Senior Secured Credit Facilities or our other indebtedness, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; or

•	require us to apply all of our available cash to repay those borrowings.

Such actions by the lenders could cause cross defaults under our other indebtedness. If we are unable to repay those amounts, the lenders and noteholders under our Senior Secured Credit Facilities and the 2020 Notes could proceed against the collateral granted to them to secure that indebtedness.

Difficult and volatile conditions in the overall economy and in the capital, credit and commodities markets could materially adversely affect our financial position, results of operations and cash flows, and we do not know if these conditions will improve in the near future.

Our financial position, results of operations and cash flows could be materially adversely affected by continuation of difficult global economic conditions and significant volatility in the capital, credit and commodities markets and in the overall economy. These factors, combined with low levels of business and consumer confidence and increased unemployment, have precipitated a slow recovery from the global recession and concern about a return to recessionary conditions. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

•	weak economic conditions, especially in our key markets in North America and Europe, could reduce demand for our products, impacting our revenues and margins;

•	as a result of the recent volatility in commodity prices, we may encounter difficulty in achieving sustained market acceptance of past or future price increases, which could have a material adverse effect on our financial position, results of operations and cash flows;

•	under difficult market conditions, there can be no assurance that borrowings under our revolving credit facility would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on reasonable terms, or at all;

•	in order to respond to market conditions, we may need to seek waivers from various provisions in our Senior Secured Credit Facilities, and there can be no assurance that we can obtain such waivers at a reasonable cost, if at all; and

•	market conditions could result in our key customers experiencing financial difficulties and/or electing to limit spending, which in turn could result in decreased sales and earnings for us.

We do not know if market conditions or the state of the overall economy will improve in the near future. In particular, a significant portion of our revenues are generated in Europe and in Euro. As a result, we could be adversely affected by the current economic crisis in Europe, particularly if such crisis worsens. We could also be affected if some or all European countries exit the Euro.

Our ability to obtain additional capital on commercially reasonable terms may be limited, which could reduce funds available for our operations and place us at a competitive disadvantage.

Although we believe that our cash, cash equivalents and short-term investments, as well as future cash from operations and availability under our revolving credit facility, will provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively. Our debt ratings affect both our ability to raise capital and the cost of that capital. Future downgrades of our debt ratings may increase our borrowing costs and affect our ability to access the debt or equity markets on terms and in amounts that would be satisfactory to us.

If we are unable to obtain capital on commercially reasonable terms, it could:

•	reduce funds available to us for purposes such as working capital, capital expenditures, research and development, strategic acquisitions and other general corporate purposes;

•	restrict our ability to introduce new products or capitalize on business opportunities;

•	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

•	place us at a competitive disadvantage.

We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, our business could be negatively impacted.

During periods of volatile credit markets, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their credit commitments and obligations, including but not limited to extending credit up to the maximum permitted by a credit facility and otherwise accessing capital and/or honoring loan commitments. If our lenders are unable to fund borrowings under their revolving credit commitments or if we are unable to borrow, it could be difficult to replace our revolving credit facility on similar terms.

An increase in energy costs, in particular natural gas costs, or a disruption in the supply of energy for our operations may significantly increase operational costs or adversely affect production.

The main energy sources used in our operations are natural gas and electricity. Natural gas in particular represents a significant part of our raw material and consumables expenses and any increase in the price of natural gas would significantly increase our costs and reduce our operating margin. See Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations —Raw Materials.

Fluctuations in energy costs may be market-driven or government-driven. We do not hedge our natural gas costs. If we are not able to increase the prices we charge as a result of increases in natural gas and electricity prices, or if we are unable to pass on the full increase in natural gas and electricity costs to our wholesale customers, our business and results of operations may be materially adversely affected. Although our financial conditions have not been materially impacted by recent fluctuations in natural gas prices, we may be negatively impacted by future price increases.

In addition, any disruption in the supply of energy may impair our ability to conduct our business and meet customer demands and may have a material adverse effect on our results of operations. Since the number of energy suppliers is generally limited, we may not be able to negotiate favorable terms when our energy supply agreements are up for renewal and we may be required to accept significant increases in the costs of our energy purchases. In Germany and the United States, we are dependent on monopolist and/or government-controlled companies for a significant portion of our electricity needs. Unexpected changes in a government’s policy of electricity supply may occur from time to time. Such changes may negatively impact our production capacity or our operating expenses and may materially adversely affect our business and results of operations.

Our production facilities can also be disrupted due to maintenance and routine shutdowns.

We derive a significant portion of our revenue from sales to several large customers, including chemical distributors, and significant reductions of sales to one or more of these customers could harm our business, financial condition and results of operations.

We derive a substantial amount of revenue from sales to several large customers, with our top 10 customers accounting for approximately 42% of our total revenue in the year ended December 31, 2013. Any loss of revenue could have an adverse impact on our future revenues. For more information, see “—Risks Relating to Our Industry—We may face increasing competition, which could have a material adverse effect on our business and results of operations.” The loss of, or significant reduction in demand from, one or more of these customers could have a material adverse effect on our business, financial condition and results of operations. In 2013, our results were impacted by lower demand from certain customers.

In addition, certain of our revenue is generated through sales to customers that are chemical distributors and that, in turn, sell our products to their customers. Sales of our products could decline if the performance of these customers deteriorates. Furthermore, because we do not have exclusive relationships with these customers, they may sell competitors’ products. There is a risk that these customers may give higher priority to the products of, or form alliances with, our competitors. If these customers do not continue to sell our products or to provide them with similar levels of promotional support as provided for our competitors’ products, our sales performance could decline and our business and results of operations could be materially adversely affected.

We purchase our key raw materials and some of our equipment from a relatively limited number of suppliers. As a result, any disruption or delay in the supply could have a material adverse effect on our business.

We purchase methanol, ammonia, ethylene oxide and acetone from a relatively limited number of sources. See “Business——Raw Materials” set forth in Item 1. As a result, any disruption or delay in the supply of those materials from a particular supplier, or loss of a supplier where we are unable to find a suitable alternative, could force us to curtail our production and adversely affect our business.

Similarly, we are only able to purchase certain components of our production equipment from a limited number of contractors and suppliers. Any interruption in the operations of our suppliers and/or the inability to obtain timely delivery of key equipment of acceptable quality or significant increases in the prices of such equipment could result in material production delays, increased costs and reductions in shipments of our products, any of which could increase our operating costs, harm our customer relationships or have a material adverse effect on our business and results of operations.

We depend on a variety of raw materials, the prices of which may vary based on market conditions. Changes in raw material prices and our supply arrangement could materially adversely affect our business and results of operations.

The prices of the raw materials on which our business depends vary based on market conditions. In particular, the prices of certain raw materials, such as methanol and ammonia, are highly volatile. Increased costs of raw materials and/or their delivery that cannot be passed on to our customers through price increases impact our operating costs and liquidity and could have a material adverse effect on our cash flow, business and results of operations.

The main raw materials by volume used in the manufacture of alkylamines and their derivatives are methanol, ammonia, ethylene oxide and acetone. We depend upon raw materials supplied by third parties by pipeline, railcar, barge or truck. We typically enter into supply agreements for terms of one year or longer. Certain of these agreements are automatically renewable each year, subject to termination by either party upon as little as 30 days’ notice. In addition, certain of our supply arrangements are not subject to written contracts and therefore can be terminated by either party at any time. If our contractual relationships with our suppliers were terminated or were insufficient to meet our needs, or if we were otherwise unable to secure these or other necessary raw materials or to acquire them at commercially reasonable prices, then our business and results of operations could be materially adversely affected. In addition, there is a risk that the regulation of the transportation of ethylene oxide and ammonia may become more stringent, which could raise the cost of the raw materials. The supply of ethylene oxide has been constrained recently, which could impact availability and pricing of ethylene oxide in the future.

In addition, some of our current contracts allow us to purchase raw materials at advantageous prices. If our counterparties suffer financial problems or are for other reasons unable to fulfill their requirements under these contracts, or if we are unable to renew these contracts on the same or similar terms, then our business and results of operations could be materially adversely affected. In particular, we have a methanol supply contract with Methanex Methanol Company (“Methanex”) that contains favorable pricing and expires in 2019, but Methanex has invoked force majeure on a number of occasions in the last several years, resulting in a reduction in the amount of methanol supplied under the contract at the favorable price, and it is possible that Methanex may do so again in the future. When force majeure is invoked, we are required to source our methanol at higher prices, adversely impacting our margins and results.

For our production of solvents, such as dimethylformamide (“DMF”), access to low cost carbon monoxide (“CO”), is essential to profitability. As DMF is by far our largest solvent product, any disruption in access to low cost CO could have a material adverse effect on our business and results of operations.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Significant Factors Affecting Our Results of Operations—Raw Materials” set forth in Item 7.

We may not be able to pass on the costs of raw materials, energy or other inputs to customers in future contracts, which may have a material adverse effect on our business and results of operations.

Many of our current contracts with customers allow us to pass on much of any increase in the cost of our key raw materials, energy and other inputs to those customers as part of the price of the products they purchase. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Factors Affecting Our Results of Operations—Volume, Product Mix and Pricing” set forth in Item 7. When the terms of our current contracts with customers expire in the future, we may not be able to negotiate new contracts that allow us to pass the costs of inputs on to our customers and this may have a material adverse effect on our business and results of operations. While approximately 50% of our contracts for the year ended December 31, 2013 permit pass-throughs of key raw material increases, we have generally been able to pass along increases, subject to a time lag, in our other sales. We cannot assure you that we will be able to do so in the future. In addition, decreases in raw material costs are passed through to our customers, which may decrease our net sales.

Our new products and products under development may not prove to be commercially viable. Failure to develop commercially successful products or keep pace with our competitors could harm our business and results of operations.

The development of new and innovative products is a key driver of our growth. However, developing new products is a costly, lengthy and uncertain process, and it is difficult to estimate the commercial success of new products unproven in the marketplace.

New product candidates may appear promising in development, but may fail to reach the market or have only limited commercial success. This, for example, could be the result of efficacy or safety concerns, an inability to obtain necessary regulatory approvals in certain geographic markets, difficulty manufacturing or excessive manufacturing costs, erosion of patent terms as a result of a lengthy development period, infringement of patents or other intellectual property rights of others or an inability to differentiate the product adequately from its competitors.

A failure to develop commercially successful products or to develop additional uses for existing products could materially and adversely affect our financial results. For example, Taminizer D is a new product for which the market is unproven. If our expectations for the market performance of this product are not borne out, we may be unable to recover our development costs, which could have an adverse effect on our business and results of operations. In addition, our sales are concentrated in a few key products. As a result, failure to keep pace with the innovations of new or existing competitors could reduce demand for any of these key products and may have a material adverse effect on our business and results of operations.

We may not be able to obtain patents protecting some of our intellectual property that is the subject of applications for patents and existing rights may be challenged and will eventually expire, which could reduce our growth potential.

Our intellectual property rights are important to our business and will be critical to our ability to grow and succeed in the future. See “Business—Research and Product Development—Intellectual Property” set forth in Item 1. As of December 31, 2013, we had 83 patents, 95 pending patent applications and numerous registered trademarks in various jurisdictions around the world. These pending patent applications are for the products and technologies that our research and development team has developed.

There can be no assurance that these pending patent applications will not be challenged by third parties or that such applications will eventually be issued by the applicable patent offices as patents. It is possible that none of the pending patent applications will result in issued patents, which may have a materially adverse effect on our business and results of operations. Even if patents do issue from our pending applications, such patents may not provide us with any competitive advantage and there is no certainty that others will not independently develop similar or alternative technologies, each of which may have a material adverse effect on our business and results of operations. Furthermore, our existing patents are subject to challenges from third parties which may result in invalidations and will all eventually expire after which we will not be able to prevent our competitors from using our previously patented technologies, which could materially adversely affect our competitive advantage stemming from those products and technologies.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.

We cannot assure you that our activities will not, unintentionally or otherwise, infringe on the patents and other intellectual property rights owned by others. We may spend significant time and effort and incur significant litigation costs if we are required to defend ourselves against intellectual property rights claims brought against us, regardless of whether the claims have merit. If we are found to have infringed on the patents or other intellectual property rights of others, we may be subject to substantial claims for damages, which could materially impact our cash flow, business, financial condition and results of operations. We may also be required to cease development, use or sale of the relevant products or processes, or we may be required to obtain a license on the disputed rights, which may not be available on commercially reasonable terms, if at all.

We conduct some of our operations through joint ventures with third parties, which we cannot operate solely for our own benefit, which may not be successful and which may expose us to risks and uncertainties.

For financial or strategic reasons, we conduct some portions of our business through joint ventures. We have a 50% interest in a joint venture with the MGC Group in Nanjing, China. Our ability to receive dividends, royalties and other payments from this joint venture depends not only on the joint venture’s cash flows and profits, but also upon the terms of the joint venture agreement with our partner. Due to the nature of the joint venture agreement, we do not retain complete control over all decisions with respect to its operation. Conflicts with our joint venture partner may lead to deadlock and may result in our inability to pursue our desired strategy or exit the joint venture on advantageous terms. In addition, the sale or transfer of our interest in the joint venture is generally subject to the written approval of MGC Group, to the right of first offer owed to MGC Group and to the approval of certain Chinese regulatory authorities. Furthermore, the bankruptcy, insolvency or severe financial distress of us or our joint venture partner could adversely affect the joint venture.

While we do not expect the joint venture with MGC Group to contribute materially to revenue and Adjusted EBITDA, we intend it to serve as a platform for our expansion into Asia and other emerging markets. Should it not perform as expected, our efforts to expand into those markets could be materially adversely affected.

In January 2014, the Company reached an agreement with Balchem Corporation to build and operate a choline chloride facility in St. Gabriel, Louisiana, where both companies operate existing production facilities. Balchem will contribute its current St. Gabriel choline chloride production assets to the joint venture and both the Company and Balchem will invest into expanding these assets into a world scale production unit, which is expected to come on stream in 2015.

Generally, we are obligated to provide proportionate financial support for our joint ventures although our control of the business entity may not be proportionate to that financial support and may be subject to limitations. As a result, we generally have less flexibility to pursue our own objectives through joint ventures than we would through our wholly-owned subsidiaries.

The long term success of our joint ventures is dependent on cooperation with our joint venture partners on development and operational activities. There is no assurance that our joint venture partners will continue their relationships with us in the future or that we will be able to achieve our financial or strategic objectives relating to the joint ventures and the markets in which they operate. Our joint venture partners may have business objectives that are inconsistent with ours, experience financial and other difficulties that may affect the success of the joint venture and we may disagree with our joint venture partners on the timing or nature of further investments in the joint venture. We may not be able to realize the operating efficiencies, cost savings or other benefits that we expect from our joint ventuers. In the event of a material disagreement with our joint venture partners or the breach of our joint venture agreements, our joint ventures may be subject to dissolution, unwinding or purchase of either party’s interest in the joint venture, which could have a material adverse effect on our prospects, business, financial condition or results of operations.

Future acquisitions and joint ventures we pursue may present unforeseen integration obstacles and costs, increase our leverage and negatively impact our performance.

We have made acquisitions of related businesses, and entered into joint ventures in the recent past and intend to selectively pursue acquisitions of, and joint ventures with, related businesses as one element of our growth strategy. There can be no assurance whether we decide to pursue or will be successful in completing these acquisitions, and we cannot predict the timing of any such transaction. These acquisitions may require us to assume or incur additional debt financing, resulting in additional leverage and complex debt structures. Subject to certain limitations, the covenants governing our existing indebtedness permit us to pursue additional indebtedness as part of acquisitions or joint ventures.

On December 22, 2013, we entered into a Share Purchase Agreement to acquire the formic acid business of Kemira Oyj (“Formic Acid Solutions (FAS)”), for a transaction value of approximately EUR 140 million (the “FAS Acquisition”). The parties’ respective obligations to close the transaction are subject to customary conditions including certain restructuring steps FAS must take to spin out certain assets and liabilities of its business and receipt of all regulatory approvals in order to consummate the transactions contemplated by the Share Purchase Agreement. Should the parties consummate the FAS Acquisition, we would integrate FAS with the Company. Although we have not had issues integrating acquired businesses in the past, we may encounter unforeseen obstacles or costs in the integration of acquired businesses in the future.

As discussed above, in January 2014, the Company also reached an agreement with Balchem Corporation to build and operate a choline chloride facility in St. Gabriel, Louisiana, where both companies operate existing production facilities.

Any acquisitions that we complete or joint venture agreements that we enter into may not ultimately strengthen our competitive position or achieve our goals, or the acquisition may be viewed negatively by customers, financial markets or investors. In addition, we may encounter difficulties in integrating personnel, operations, technologies, or products from the acquired businesses and in retaining and motivating key personnel from these businesses. We may also encounter difficulties in maintaining uniform standards, controls, procedures, and policies across locations, or in managing geographically or culturally diverse locations. We may experience significant problems or liabilities associated with acquired or integrated product quality or technology. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses.

Our competitive position and future prospects depend on our senior management’s experience and expertise and our ability to recruit and retain qualified personnel.

Our ability to maintain our competitive position and to implement our business strategy is dependent to a large degree on our senior management team. The loss or diminution in the services of members of our senior management team, or the inability to attract and retain additional senior management personnel, could have a material adverse effect on our business and results of operations. Competition for personnel with relevant expertise is intense due to the relatively small pool of qualified individuals, and this situation affects our ability to retain existing senior management and attract additional qualified senior management personnel. If we were to experience difficulties in recruiting or retaining qualified senior management and other personnel, it could have a material adverse effect on our business and results of operations.

Exchange rate fluctuations may have an impact on our financial results and condition.

Our operations are global. The impact of foreign currencies on our operating results, including revenue and operating expenses, includes foreign currency transaction risk and foreign currency translation risk.

We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. A significant portion of our revenue for the year ended December 31, 2013 was denominated in currencies other than the U.S. dollar, and we expect net sales from non-U.S. dollar markets to continue to represent a significant portion of our net sales. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Currency exchange rate fluctuations may also disrupt the business of our suppliers by making their purchases of raw materials more expensive and more difficult to finance. Historically, we have reduced our exposure by aligning our costs in the same currency as our revenues or, if that is impracticable, through financial instruments that provide offsets or limits to our exposures, which are opposite to the underlying transactions. However, any measures that we may implement to reduce the effect of volatile currencies and other risks of our global operations may not be effective. We cannot provide assurance that fluctuations in currency exposures will not otherwise have a material adverse effect on our financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.

In addition, foreign currency translation risk arises upon the translation of statement of financial position and income statement items of our foreign subsidiaries whose functional currency is a currency other than the U.S. dollar into the U.S. dollar for purposes of preparing the consolidated financial statements included elsewhere in this Annual Report, which are presented in U.S. dollar. The assets and liabilities of our non-U.S. dollar denominated subsidiaries are translated at the closing rate at the date of reporting and income statement items are translated at the average rate for the period. All resulting exchange differences are recognized in a separate component of equity, “Foreign currency translation reserve” and are recorded in “Other comprehensive income.” These currency translation differences may have significant negative or positive impacts. Upon the disposal of a non-U.S. dollar denominated subsidiary, the cumulative amount of exchange differences relating to that non-U.S. dollar denominated subsidiary are reclassified from equity to profit or loss. Our foreign currency translation risk mainly relates to our operations in Europe and China. Foreign currency transaction risk arises when we or our subsidiaries enter into transactions where the settlement occurs in a currency other than the functional currency of the Company or the subsidiary. Exchange differences (gains and losses) arising on the settlement of monetary items or on translation of monetary items at rates different from those at which they were translated on initial recognition during the period or in previous financial statements are recognized in profit or loss in the period in which they arise. In order to reduce significant foreign currency transaction risk from our operating activities, we may use forward exchange contracts to hedge forecasted cash inflows and outflows. Furthermore, most non-U.S. dollar denominated debts are held by non-U.S. dollar denominated subsidiaries in the same functional currency of their operations. In certain instances, we hedge such foreign currency exposures, in which case the impact of foreign currency movement on the transaction is offset, to the extent hedged, and accounted for in the income statement concurrently with the underlying transaction.

The section “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk—Foreign Currency Risk” set forth in Item 7 sets out the impact of the foreign currency transaction and translation risks for the operating periods included in this Annual Report.

Economic, regulatory, political and local business risks in developing countries could materially adversely affect our business and results of operations.

We currently operate production facilities in China and, in the future, we may expand our business and operations into other high growth emerging markets, including Asian markets and potentially including India. Our operations in those countries are subject to the risks inherent in operating in developing countries. These risks may include, but are not limited to, the following:

•	legal rights, including intellectual property rights, may be difficult to enforce and receivables may be difficult to collect through enforcement proceedings;

•	withholding taxes or other taxes on our foreign income may be more likely to be imposed by these countries, or other restrictions on foreign trade or investment, including currency exchange controls, may be adopted;

•	export and import licenses may be difficult to obtain and maintain;

•	regulatory requirements, particularly those affecting product requirements and the use of raw materials and labor, and environmental, health and safety standards or regulations, may be subject to change; and

•	economic or political conditions in emerging markets may change rapidly and such markets may be subject to greater risks of inflation and fluctuations in exchange rates and interest rates.

If any of the risks described above materialize, our business, financial condition and results of operations may be materially adversely affected.

We are subject to risks inherent in foreign operations, including changes in social, political and economic conditions that could negatively impact our business prospects or operations.

We have operations in the United States, Europe, Latin America and Asia, and generate a portion of our sales in foreign countries, primarily in Europe. Similar to other companies with foreign operations and sales, we are exposed to market risks relating to fluctuations in interest rates and foreign currency exchange rates. We are also exposed to risks associated with changes in the laws and policies governing foreign investments in these countries and, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. While such changes in laws, regulations and conditions have not had a material adverse effect on our business or financial condition, we cannot assure you as to the future effect of any such changes.

We are subject to the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition and results of operations.

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act, and other anti-corruption laws that apply in countries where we do business. The FCPA, UK Bribery Act and these other laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We operate in a number of jurisdictions that pose a high risk of potential FCPA/UK Bribery Act violations, and we participate in joint ventures and relationships with third parties whose actions could potentially subject us to liability under the FCPA, UK Bribery Act or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We are also subject to other laws and regulations governing our international operations, including regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. Department of Treasury’s Office of Foreign Asset Control, and various non-U.S. government entities, including applicable export control regulations, economic sanctions on countries and persons, customs requirements, currency exchange regulations and transfer pricing regulations (collectively, the “Trade Control laws”).

However, there is no assurance that we will be completely effective in ensuring our compliance with all applicable anticorruption laws, including the FCPA, the UK Bribery Act, or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA, the UK Bribery Act and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, the UK Bribery Act, other anti-corruption laws or Trade Control laws by U.S. or foreign authorities could also have an adverse impact on our reputation, business, financial condition and results of operations.

If we are unable to continue to obtain government authorizations regarding the export of our products, or if current or future export laws limit or otherwise restrict our business, we could be prohibited from shipping our products to certain countries, which would harm our ability to generate revenue.

We must comply with U.S. and foreign laws regulating the export of our products. In certain cases, we are required to obtain a license from the U.S. federal government and foreign governments to export certain of our products. We cannot be sure of our ability to obtain any licenses required to export our products or to receive government authorizations for international sales. Moreover, the export regimes and the governing policies applicable to our business are subject to change. We cannot assure you of the extent that such export authorizations will be available to us, if at all, in the future. If we cannot obtain required government approvals under applicable regulations in a timely manner or at all, we would be delayed or prevented from selling our products in international jurisdictions, which could adversely affect our business and financial results.

We are subject to risks from litigation that may materially impact our operations.

We face an inherent business risk of exposure to various types of claims and lawsuits. We are involved in various legal proceedings that arise in the ordinary course of our business. Although it is not possible to predict with certainty the outcome of every pending claim or lawsuit or the range of probable loss, we believe these pending lawsuits and claims will not individually or in the aggregate have a material adverse impact on our results of operations. However, we could in the future be subject to various lawsuits, including intellectual property, product liability, personal injury, product warranty, environmental or antitrust claims, among others, and incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations in any particular period.

Tax audits and changes in tax law may adversely affect our cash flows.

The application of the tax laws of the various tax jurisdictions in which we operate are subject to interpretation. Tax audits in these jurisdictions could adversely affect our cash flows. In addition, changes in the tax laws of these jurisdictions could increase our tax expense and as a consequence reduce our cash flows.

Risks Relating to Our Industry

We may face increasing competition, which could have a material adverse effect on our business and results of operations.

Although the alkylamine industry is highly consolidated, we may face increased competition from existing and new foreign and domestic amines and derivatives producers. Competition within the alkylamines industry depends on regional market dynamics and varies significantly according to the specific products and applications involved. In addition, competition within the markets for our products is affected by a variety of factors, including but not limited to demand, product prices, reliability of product supply, relevant production capacity, customer service, product quality and availability to the markets of potential substitute materials. We cannot guarantee that we will be able to compete effectively against our current and future competitors. Increased competition from our competitors or the entrance of new competitors into the markets in which we operate could have a material adverse effect on our business and results of operations.

Some of our international competitors may also have better process management and may utilize more advanced technology than we do or may open new facilities that increase their installed capacity and ability to produce more products that compete with ours.

Our competitors in any particular market may also benefit from raw material suppliers or production facilities that are closer to such markets, which provide them with competitive advantages in terms of cost and proximity to customers. For example, much of the future growth in global demand for methylamines and methylamine derivatives, especially various types of solvents and choline chloride, is expected to originate in China. China’s small producers may be able to better capture this growth due to their proximity to certain industrial and agricultural customers in that region. In addition, there may be new market entrants that would increase the level of competition we face.

Our business and financial condition may be negatively impacted by new production methods or ingredients that offer alternatives to our products.

We believe our alkylamines and alkylamine derivatives are sustainable and key building blocks that are generally difficult to substitute in the production of the various chemical products which currently use alkylamines and alkylamine derivatives. However, our competitors and customers may develop new methods of producing the chemical products that currently rely on the use of alkylamines or develop new ingredients that are viable alternatives to our products. For example, one of our products used in the production of herbicides, MIPA, has been substituted for other derivatives used in glyphosate formulations. The successful development of such new production methods or ingredients that offer an alternative to or substitute for alkylamines could cause our sales to decrease, which would materially adversely affect our business, financial condition and results of operation.

We are subject to product registration and authorization regulations in many of the jurisdictions in which we operate and/or distribute our products, including the United States and member states of the European Union. Such regulations may lead to governmental restrictions or cancellations of, or refusal to issue, certain registrations or authorizations, or cause us or our customers to make product substitutions in the future. Such regulations may also lead to increased third party scrutiny and personal injury or product liability claims.

We are subject to regulations related to testing, manufacturing, labeling, registration and safety analysis in order to lawfully distribute many of our products, including, for example, in the U.S., the federal Toxic Substances Control Act, federal Insecticide, Fungicide, and Rodenticide Act and U.S. state and local pesticide laws, and, in the European Union (“E.U.”), the Regulation on Registration, Evaluation, Authorization and Restriction of Chemical Substances (“REACH”). We are also subject to similar requirements in many of the other jurisdictions in which we operate and/or distribute our products. In some cases, such registrations are subject to periodic review by relevant authorities. Compliance with these regulations can be difficult, costly and time consuming and liabilities or costs relating to such regulations could have a material adverse effect on our business, financial condition and results of operations.

Currently, three of our products are classified under REACH as carcinogenic, mutagenic or toxic to reproduction (“CMR”). These CMR classifications could result in increased costs to us, marketing and use restrictions in other jurisdictions, additional authorization requirements, or product substitutions, each of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, REACH could require a costly and time-consuming authorization process for any chemical deemed a Substance of Very High Concern (“SVHC”), and listed by the European Commission in Annex XIV to REACH, to remain on the market.Currently, our products NMP, DMF and DMAC are each listed as a SVHC and certain of our other products may be listed in the future. This and future listings and classifications as CMRs or otherwise could result in increased costs, product substitution by customers, marketing or use restrictions, or potential product bans without European Commission authorization, each of which could have a material adverse effect on our business, financial condition and results of operations. It is possible that the REACH authorization process or other marketing and use restrictions could be imposed on some chemicals that we use as raw materials or that are manufactured and/or imported into the E.U. by ourselves or our suppliers. If this were to occur, this could have a material adverse effect on our business, financial condition and results of operations.

Further, the CMR classifications and SVHC listings under REACH as well as any future classifications or listings of our products as CMRs, SVHCs or otherwise may result in increased third party scrutiny and personal injury or product liability litigation. Any such scrutiny or litigation could have a material adverse effect on our business, financial condition and results of operations.

Also in the E.U., our plant protection products require approval under Article 28 of Regulation 1107/2009 (the “EU PPPR”) by each Member State where they are sold. For the same or other active substances/products with biocidal claims, E.U. level approval is needed, pursuant to the Biocidal Product Regulation (EU) No. 528/2012 (the “EU BPR”) in order to be able to continue to market these substances/products as such.

We are currently seeking European Commission authorization and re-authorization for some of our active substances, currently on the market for biocidal use, which as of December 2013 had not yet been granted because the review of those active substances is still ongoing at the authorities level. In the meantime the substances can continue to be marketed in Europe).

We cannot assure you that upon completion of the review, that these authorizations will be granted. In addition, as existing authorizations under the EU PPPR and EU BPR expire or if there are future regulatory changes affecting the authorization process, we may be unable to obtain authorization or maintain authorization for such products. In such case, we would be unable to market and sell any such plant protection or biocidal product not reauthorized in the E.U. going forward. The failure to obtain these authorizations or reauthorizations could have a material adverse effect on our business, financial condition and results of operations.

Our permits, licenses, registrations or authorizations and those of our customers or distributors may be modified, suspended, terminated or revoked before their expiration or we and/or they may be unable to renew them upon their expiration. We may bear liability for failure to obtain, maintain or comply with required authorizations.

We are required to obtain and maintain, and may be required to obtain and maintain in the future, various permits, licenses, registrations and authorizations for the ownership or operation of our business, including the manufacturing, distribution, sale and marketing of our products and importing of raw materials. See “Business—Environmental, Health and Safety Matters” set forth in Item 1. These permits, licenses, registrations and authorizations could be modified, suspended, terminated or revoked or we may be unable to renew them upon their expiration for various reasons, including for non-compliance. These permits, licenses, registrations and authorizations can be difficult, costly and time consuming to obtain and could contain conditions that limit our operations. Our failure to obtain, maintain and comply with necessary permits, licenses, registrations or authorizations for the conduct of our business could result in fines or penalties, which may be significant. Additionally, any such failure could restrict or otherwise prohibit certain aspects of our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Many of our customers and distributors require similar permits, licenses, registrations and authorizations to operate. If a significant customer, distributor or group thereof were to have an important permit, license, registration or authorization revoked or such permit, license, registration or authorization was not renewed, forcing them to cease or reduce their business, our sales could decrease, which would have a material adverse effect on our business, financial condition and results of operations.

We are subject to stringent environmental, health and safety laws and regulations across multiple jurisdictions, which could become more stringent in the future and increase our costs. Failure to comply with these laws and regulations could result in fines and penalties, injunctions and other enforcement action.

Similar to other chemical producers, we are subject to increasingly stringent environmental, health and safety laws and regulations in all of the jurisdictions in which we operate, including those governing pollution; protection of the environment; air emissions; greenhouse gas emissions; energy efficiency; water supply, use and discharges; construction and operation of sites; the use, generation, handling, transport, treatment, recycling, presence, release and threatened release, management, storage and disposal of and exposure to hazardous substances, materials or waste; public health and safety and the health and safety of our employees; product safety; noise, odor, mold, dust and nuisance; the investigation and remediation of contaminated soil and groundwater; the protection and restoration of plants, wildlife and natural resources; and cultural and historic resources, land use and other similar matters as well as numerous related reporting and record keeping requirements. See “Business—Environmental, Health and Safety Matters” set forth in Item 1.

In addition, we are required to comply with environmental, health and safety laws and regulations in relation to our production and distribution processes, and the relevant regulatory authorities carry out regular inspections to ascertain our compliance with applicable laws, regulations and permits. The demands of compliance may require us to incur substantial costs, fines or penalties and/or may restrict our ability to conduct our operations, or to do so profitably, and therefore could have a material adverse effect on our business, financial condition and results of operations. Failure to comply with applicable laws and regulations may also lead to public reprimand, fines and penalties, enforcement actions, injunctions, loss of sales and damage to our goodwill and reputation. Further, such laws and regulations, and the interpretation or enforcement thereof, are subject to change and may become more stringent in the future, each of which may result in substantial future capital expenditure requirements or compliance costs. See “Business—Environmental, Health and Safety Matters” set forth in Item 1.

We cannot assure you that our costs of complying with current and future environmental health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not materially adversely affect our business, financial condition or results of operations.

Our operations or products may impact the environment or cause or contribute to contamination or exposure to hazardous substances, which could result in material liabilities for us.

Our operations generate substantial air emissions, water discharges and hazardous waste requiring treatment or disposal. We could become subject to investigation or clean-up obligations, related third-party personal injury or property damage claims or other liabilities in connection with emissions, spills and releases of hazardous materials at current or former properties or at off-site locations. For example, under certain U.S. environmental laws, current and former property owners and operators, as well as hazardous waste generators, arrangers and transporters, can be held liable for investigation and clean-up costs at properties where there has been a “release” or “threatened release” of hazardous substances. Some of these laws can also require so-called “potentially responsible parties” to fund the restoration of damaged natural resources or agree to restrictions on future uses of impacted properties. Liability under such laws can be strict, joint, several and retroactive. Accordingly, we could incur liability, whether as a result of government enforcement or private claims, for known or unknown liabilities at, or caused by migrations from or hazardous waste transported from, any of our current or former facilities or properties, including those owned or operated by predecessors or third parties. We could also incur liability under common law or state law theories, including, for example, nuisance theories for noise, odor or vibration caused by our operations. We are subject to similar laws in other jurisdictions where we operate. See “Business—Environmental, Health and Safety Matters” set forth in Item 1. In addition, we occasionally evaluate various strategic alternatives with respect to our facilities, including possible dispositions or closures. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closures of facilities may trigger remediation requirements that are not currently applicable to our operating facilities.

Contamination has been identified at several of our properties. At certain of these properties, the contamination is currently being directly addressed by third parties at their expense in accordance with contractual obligations and a governmental order. See “Business—Environmental, Health and Safety Matters—Contamination and Hazardous Substance Risks” set forth in Item 1. There can be no assurances that these third parties will continue to honor these obligations in the future. If third parties refuse to or are unable in the future to perform or pay in accordance with contractual or other obligations, if their contractual or other obligations expire, or if certain contamination or other liability for which we are or become obligated is not subject to an indemnity, we may be responsible for cleanup of contamination and could incur significant unanticipated costs. It is possible that we will not be able to recover a substantial portion, if any, of the costs that we may incur. Although costs incurred by us in connection with contamination matters to date have not been material, future cleanup costs could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, exposure of our employees, the environment, neighbors and others to risks connected with the manufacturing of our products may result in claims. In connection with contaminated properties, as well as with our operations generally, we could be subject to claims by government authorities, individuals and other third parties seeking damages for alleged personal injury or property damage resulting from hazardous substance contamination or exposure caused by our operations, facilities or products. Our insurance may not be sufficient to cover any of these exposure, product, injury or damage claims.

We are subject to federal regulations aimed at increasing the security of chemical manufacturing facilities and the transportation of hazardous materials. If the costs of complying with these and future regulations increase, our business and results of operations may be negatively impacted.

The U.S. Department of Homeland Security issued regulations aimed at decreasing the risk, and effect, of potential terrorist attacks on chemical plants located within the United States. Our facilities in the United States are subject to these regulations, including the Chemical Facility Anti-Terrorism Standard as well as regulations regarding the transportation of chemicals in the United States. In addition, local and state governmental authorities have instituted various regulatory processes that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals. We are a participant in certain voluntary supply chain programs, such as the U.S. Customs and Border Protections’ Customs–Trade

Partnership Against Terrorism (“C–TPAT”) program and the E.U. Authorized Economic Operator (“AEO”) program. It is possible that growth of our production facilities may trigger new regulation and that future legislation or other related legislation may require a substantial increase in costs attributable to complying with such new regulations, which could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to fluctuations in supply and demand for our products, which could decrease our net sales.

Fluctuations in the supply and demand for alkylamines and derivatives in our primary markets may trigger fluctuations in the average selling prices of our products. For example, recent low natural gas prices in the United States have impacted new investments for shale gas exploration and, by extension, demand for certain of our Specialty Amines products. Similarly, lower crop commodity prices could lead to reduced crop acreage and lower demand for our products. The fluctuations in the average selling prices of our products are primarily caused by market competition, changes in raw material costs and other macroeconomic factors that are beyond our control. For more information about the price fluctuations of our raw materials, see “Business—Raw Materials” set forth in Item 1.

A number of macroeconomic factors drive demand for chemicals, including changes in world population, availability of arable land per capita and income growth. Negative trends in any one of these factors may result in a decrease in demand for our products and could have a material adverse effect on our business and results of operations.

As a result of fluctuations in supply and demand for our products, we may experience volatile or declining average selling prices for our products in the future or our average selling prices may not remain at consistent levels. This may result in pressure on our operating margins as average selling prices fall but fixed costs remain constant. Any decrease in the demand for alkylamines and derivatives in our primary markets or any other factor which negatively impacts upon our ability to sell our alkylamines and derivatives could have a material adverse effect on our business and results of operations.

Our business, reputation and products may be affected by product liability claims, complaints or adverse publicity in relation to our products.

Our products involve an inherent risk of injury that may result from tampering by unauthorized third parties or from product contamination or degeneration, including through the presence of foreign contaminants, chemicals, substances or other agents or residues during the various stages of the procurement, production, transportation and storage process. We cannot guarantee that our products will not cause any health related illness or injury in the future or that we will not be subject to claims or lawsuits relating to such matters. Although we carry customary third-party liability and product liability insurance, in the event that a product liability or third-party liability claim is brought against us, we cannot guarantee that we will be successful in making an insurance claim under our policies or that the claimed proceeds will be sufficient to compensate the actual damages suffered.

We may be required to recall our products in certain jurisdictions if they fail to meet relevant quality or safety standards. We cannot guarantee that product liability claims will not be asserted against us as a result. A product liability judgment against us or a product recall could have a material adverse effect on our business and results of operations. In addition, we could be required to increase our debt or divert resources from other investments in our business to discharge any such claims. In addition, adverse publicity in relation to our products could have a significant effect on future sales, which could result in a material adverse affect on the profitability of our operations.

Poor weather conditions could have a material adverse effect on our business.

Poor weather conditions can reduce our sales, particularly in the Crop Protection segment. Sales of our Crop Protection products are affected by weather patterns because crop harvests, and decisions about whether to plant crops, vary according to whether the growing season is excessively wet or dry. Undesirable weather conditions lead to smaller harvests and, accordingly, less demand for our products. The effects of poor weather conditions may have a delayed impact on our results of operations as we sell our products to distributors who may have excess supply, or buy raw materials from suppliers who may have reduced supply, after a poor growing season, resulting in lower order volume the following season.

A variety of force majeure events and the volatile nature of our chemical products could have a material adverse effect on our business. In addition, our production facilities are subject to significant operating hazards and shutdowns.

Our manufacturing operations may be disrupted by a variety of risks and hazards that are beyond our control, such as environmental hazards, strikes and certain catastrophic events, including fires, inclement weather conditions or events, major equipment failures, natural disasters, terrorist strikes and other accidents or events causing stoppages which could lead to shutdowns in operations. Any damage to our facilities, including our information systems, causing short-term disruptions or prolonged delay in the operations of the facilities and distribution and logistics services for repairs or other reasons could have a material adverse effect on our business and results of operations. Additionally, similar risks faced by our suppliers may result in force majeure events under our supply contracts that disrupt our production or increase our costs or both. For example, in 2010, an explosion at the plant of a methanol supplier in Leuna and a catalyzation problem at another methanol supplier for our Pace facility disrupted contracted-for supply for approximately one month and two months, respectively. While we were able to source replacement methanol on the market during those periods, there is no guarantee that in the future we could do so. Additionally, market rates for methanol purchased during a force majeure event have been higher than under contract. In addition, we experienced a power outage at the Ghent facility and a plant outage following difficulties with an ethylene oxide scrubber at the St. Gabriel facility in the summer of 2011. While we were able to correct these problems, we cannot assure you that in the future, similar outages will not take place, or that the impact will be effectively contained if they do. Such disruptions or cost increases could have a material adverse effect on our business and results of operations.

We use, manage, process, manufacture, store, transport and dispose of substantial quantities of chemicals, hazardous raw materials and liquid and solid wastes at our chemical facilities. Some of these materials are very volatile and could be harmful if handled or disposed of improperly. Accidents involving these substances, which are often subject to high pressures and temperatures during the production process, storage and transport, could cause severe damage or injury to property, the environment and human health, as well as possible disruptions, restrictions or delays in production. Any injuries or damage to persons, equipment or property or other disruption in the production or distribution of our products could result in a significant decrease in operating revenue and significant increase in costs to replace or repair and insure our assets, which could materially adversely affect our business and results of operations. It could also have legal consequences, such as violations of regulatory requirements and/or lawsuits for personal injuries, property damage or diminution, and similar claims.

Our insurance policies may not cover, or fully cover, us against natural disasters, global conflicts, environmental risk or the inherent hazards of our operations and products.

We currently have insurance policies for certain operating risks, which include certain property damage, including certain aspects of business interruption for certain sites, operational and product liability, marine stock, transit, directors’ and officers’ liability, pollution legal liability and industrial accident insurance. However, we may become subject to liability (including in relation to pollution, occupational illnesses, injury resulting from tampering, product contamination or degeneration or other hazards) against which we have not insured or cannot fully insure.

For example, military action, terrorist attacks or hurricanes may affect our facilities. In particular, the failure of our information systems as a result of breakdown, malicious attacks, unauthorized access, viruses or other factors could severely impair several aspects of operations, including, but not limited to, logistics, sales, customer service and administration. In the past, hurricanes have caused some damage to our facilities in Florida and Louisiana and have affected our ability to deliver products on time. In addition, in the event that a product liability or third-party liability claim is brought against us, we may be required to recall our products in certain jurisdictions if they fail to meet relevant quality or safety standards, and we cannot guarantee that we will be successful in making an insurance claim under our policies or that the claimed proceeds will be sufficient to compensate the actual damages suffered.

Should we suffer a major uninsured loss, a product liability judgment against us or a product recall, future earnings could be materially adversely affected. We could be required to increase our debt or divert resources from other investments in our business to discharge product related claims. In addition, adverse publicity in relation to our products could have a significant effect on future sales, and, insurance may not continue to be available at economically acceptable premiums. As a result, our insurance coverage may not cover the full scope and extent of claims against us or losses that we incur, including, but not limited to, claims for environmental or industrial accidents, occupational illnesses, pollution and product liability and business interruption.

We are subject to the risk of labor relations actions which may disrupt our operations.

Approximately 35% of our workforce is part of a trade union. There can be no assurance that our operations will not be affected by labor relations actions in the future, and there can be no assurance that work stoppages or other labor-related developments will not materially adversely affect our business and results of operations in the future. Future labor contracts may be on terms that result in higher labor costs to us, which also could adversely affect our business.

Risks Relating to Ownership of Our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance, and you holders of our common stock may not be able to resell your shares at or above the IPO price.

The market price for our common stock is likely to be volatile. Since our initial public offering in April 2013, the price of our common stock, as reported by the New York Stock Exchange (“NYSE”), has ranged from a low of $13.75 on April 18, 2013 to a high of $23.30 on August 1, 2013. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including those described under “—Risks Relating to Our Business” and the following:

•	changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	downgrades by any securities analysts who follow our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders;

•	market conditions or trends in our industry or the economy as a whole;

•	investors’ perceptions of our prospects;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and

•	changes in key personnel.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce our share price.

Apollo controls us and its interests may conflict with or differ from our stockholders.

Funds affiliated with Apollo beneficially own approximately 53.8% of our common stock. In addition, representatives of Apollo comprise 5 of our 10 directors and funds affiliated with Apollo have the power to elect all of our directors. As a result, Apollo will continue to have the ability to prevent any transaction that requires the approval of our board of directors or stockholders, including the approval of significant corporate transactions such as mergers and the sale of substantially all of our assets.

The interests of Apollo could conflict with or differ from your interests as a holder of our common stock. For example, the concentration of ownership held by funds affiliated with Apollo could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination that you as a stockholder may otherwise view favorably. Apollo is in the business of making or advising on investments in companies and holds, and may from time to time, in the future, acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours.

They may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Our certificate of incorporation provides that we expressly renounce any interest or expectancy in any business opportunity, transaction or other matter in which Apollo or any of its members, directors, employees or other affiliates (the “Apollo Group”) participates or desires or seeks to participate in, even if the opportunity is one that we would reasonably be deemed to have pursued if given the opportunity to do so. The renouncement does not apply to any business opportunities that are presented to an Apollo Group member solely in such person’s capacity as a member of our board of directors and with respect to which no other member of the Apollo Group independently receives notice or otherwise identifies such business opportunity prior to us becoming aware of it, or if the business opportunity is initially identified by the Apollo Group solely through the disclosure of information by or on behalf of us.

So long as funds affiliated with Apollo continue to beneficially own a significant amount of our equity, even if such amount is less than 50%, it may continue to be able to strongly influence or effectively control our decisions.

We are classified as a “controlled company” and, as a result, we qualify for, and currently rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Funds affiliated with Apollo control a majority of our common stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

•	the requirement that a majority of the board of directors consists of independent directors;

•	the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors;

•	the requirement that we have a compensation committee that is composed entirely of independent directors; and

•	the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

We currently utilize these exemptions. As a result, we do not have a majority of independent directors, our nominating/corporate governance and compensation committees do not consist entirely of independent directors, and we are not required to have an annual performance evaluation of the nominating/corporate governance and compensation committees. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.

Because we do not anticipate paying dividends on our common stock in the foreseeable future, you should not expect to receive dividends on shares of our common stock.

We have no present plans to pay dividends to our stockholders and, for the foreseeable future, intend to retain all of our earnings for use in our business. The declaration of any future dividends by us is within the discretion of our board of directors and will be dependent on our earnings, financial condition and capital requirements, as well as any other factors deemed relevant by our board of directors. Accordingly, if you purchase shares of our common stock, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur.

We may be restricted from paying cash dividends on our common stock in the future.

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our subsidiaries to make dividend payments on our common stock. The amounts available to us to pay cash dividends may be restricted by law, regulation, or any debt agreements entered into by us or our subsidiaries. For example, our Senior Secured Credit Facilities contain covenants limiting the payment of cash dividends without the consent of the lenders and the indenture governing our 2020 Notes contains covenants limiting the payment of cash dividends without the consent of the holders of the 2020 Notes. We cannot assure you that these agreements or the agreements governing any future indebtedness of us or our subsidiaries, or applicable laws or regulations, will permit us to pay dividends on our common stock or otherwise adhere to any dividend policy we may adopt in the future.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of December 31, 2013, we had 66,411,193 shares of common stock outstanding. A total of 28,136,987 shares were sold in our initial public offering in April 2013 and secondary offering in December 2013, and are freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”) except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be control securities under the Securities Act. Control securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

As a public company, we are subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy and may divert management’s attention from our business.

As a public company, we are required to file annual and quarterly reports and other information pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. We are required to ensure that we have the ability to prepare financial statements that comply with SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the applicable stock exchange listing standards and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. Specifically, we are required to:

•	prepare and distribute periodic reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable stock exchange rules;

•	maintain roles and duties of our board of directors and committees of the board in compliance with the NYSE rules and the Sarbanes-Oxley Act;

•	maintain compliance and internal audit functions;

•	evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”) and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board beginning for the year ended December 31, 2014;

•	maintain our investor relations function in compliance with the NYSE rules and the Sarbanes-Oxley Act;

•	maintain internal policies, including those relating to disclosure controls and procedures; and

•	involve and retain outside legal counsel and accountants in connection with the activities listed above.

As a public company, we are required to commit significant resources and management time and attention to the above-listed requirements, which causes us to incur significant costs and which place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. The cost of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we were a privately held company. Our management and other personnel will need to devote a substantial amount of time to comply with these rules and regulations.

In addition, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight is required. We implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies in preparation for our compliance requirement for the year ended December 31, 2014. We incur certain additional annual expenses related to these activities and, among other things, additional directors’ and officers’ liability insurance, director fees, reporting requirements, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

Failure to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements and harm our operating results. In addition, we are required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for fiscal year 2014.

This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on effectiveness of our internal controls. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue a favorable assessment. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our stock.

Our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium of their shares.

Provisions of our certificate of incorporation and bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our board of directors. These provisions include:

•	having a classified board of directors;

•	establishing limitations on the removal of directors;

•	empowering only the board to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	prohibiting stockholders from acting by written consent if less than 50.1% of our outstanding common stock is beneficially owned by funds affiliated with Apollo;

•	to the extent permitted by law, prohibiting stockholders from calling a special meeting; and

•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Our issuance of shares of preferred stock could delay or prevent a change in control of us. Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, shares of preferred stock, par value $0.001 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of our preferred stock may have the effect of delaying, deferring or preventing a change in control without further action by the stockholders, even where stockholders are offered a premium for their shares.

In addition, as long as funds affiliated with Apollo beneficially own a majority of our outstanding common stock, Apollo will be able to control all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and certain corporate transactions. Together, these charter, bylaw and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by funds affiliated with Apollo and its rights to nominate a specified number of directors in certain circumstances, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

ITEM 1B.	Unresolved Staff Comments.

Not Applicable.

ITEM 2.	Properties.

We currently have seven plants worldwide dedicated to the production of alkylamines and derivatives, consisting of two larger facilities in each of the United States (Pace, Florida and St. Gabriel, Louisiana) and Europe (Ghent, Belgium and Leuna, Germany), a joint venture facility with MGC Group (Nanjing, China) and two other facilities in China (Fengxian and Yixing, China). We have a total annual global production capacity of approximately 1,272 kt, with capacity in North America, Asia and Europe at 392 kt, 159 kt and 721 kt, respectively. Each plant is a large complex, housing alkylamine processing areas in open air chemical production units, storage tank farms, loading areas, wastewater treatment units, a control room and administrative unit, and rail and road infrastructure.

A key element of our strategy is the integrated production model, through which methylamines and higher alkylamines manufactured in a given plant are used within the same facility as a raw material in manufacturing derivatives. This enables us to lower costs through heat and steam recycling within the facilities and to direct resources to the manufacture of key amines and derivatives. Currently, Ghent is our most integrated plant, producing both methylamines and methylamine derivative products. We are currently in the process of integrating our other key plants, including both energy and production integration. In 2010, the St. Gabriel plant was substantially expanded in order to manufacture three derivative products, including basic AAA, specialty AAA and DEHA. Generally, our plants are designed and equipped as stand-alone facilities, sourcing raw materials and supplying customers within the regions in which they are located. This is a reflection of the nature of methylamines, which are volatile substances requiring special care and involving high costs to transport. Our plants are strategically located near ports or within existing chemical complexes to facilitate the supply of raw materials. Over time, we have built significant logistical expertise, transporting 150 different products, from bulk gaseous alkylamines to liquids, to packed materials, to 85 different countries.

In addition to the production facilities discussed above, we have corporate offices in Allentown Pennsylvania and Ghent, Belgium. We lease our corporate headquarters offices at Two Windsor Plaza, Suite 411, 7540 Windsor Drive, Allentown, Pennsylvania 18195. We own our Belgian corporate offices located at Pantserschipstraat 207, 9000 Ghent, Belgium and lease additional corporate offices at Guldensporenpark 82, 9820 Merelbeke (Ghent), Belgium.

We believe that the facilities described above are adequate for our current requirements.

ITEM 3.	Legal Proceedings.

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

ITEM 4.	Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NYSE under the symbol “TAM” on April 18, 2013. Prior to that, there was no public market for our common stock. The table sets forth, for the periods indicated below, the high and low sales prices per share of our common stock as reported by Bloomberg since April 18, 2013.

2013	High	Low
Second Quarter	$21.18	$14.55
Third Quarter	$22.93	$19.57
Fourth Quarter	$21.98	$19.30

On February 21, 2014, there were 47 holders of record of our common stock, and the closing price as reported by Bloomberg of our common stock was $21.26 per share.

Dividends

We do not currently pay and do not currently anticipate paying dividends on our common stock. Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants in our debt agreements, and will be at the sole discretion of our board of directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. The terms of our indebtedness may restrict us from paying dividends, or restrict our subsidiaries from paying dividends to us. Under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our liabilities and our capital, or if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Computershare Trust Company, N.A.

Performance Graph

The performance graph set forth below shall not be deemed “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to liability under that Section. This graph will not be deemed “incorporated by reference” into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether such filing occurs before or after the date hereof, regardless of any general incorporation language in such filing.

The following graph compares the cumulative total returns to investors in the Company’s Common Stock for the period of April 18, 2013 to December 31, 2013 to the S&P 500 Index and the S&P 500 Chemicals Index for the period from April 18, 2013 through December 31, 2013. The graph assumes that $100 was invested on April 18, 2013 in the Company’s Common Stock and in each of the above-mentioned indices, and that all dividends, if any, were reinvested.

The S&P 500 Index was chosen because it is a broad index of companies whose equity securities are traded on the NYSE Stock Market. The S&P 500 Chemicals Index was chosen because it includes a number of our competitors. Stockholders are cautioned that the graph shows the returns to investors only as of the dates noted and may not be representative of the returns for any other future period.

ITEM 6.	Selected Consolidated Financial Data

The table below sets forth the selected consolidated financial data and operating statistics for the Company. The consolidated financial statements for 2012 are presented for two periods: January 1 through February 14, 2012 (the “Predecessor Period”), which relates to the period immediately preceding the Acquisition, and the year ended December 31, 2012 (the “Successor Period”). The results of the Successor Period are not comparable to the results of the Predecessor Period due to the difference in the basis of presentation of purchase accounting as compared to historical cost. Prior to the Acquisition, Taminco Corporation had no operations or activity other than transaction costs related to the Acquisition.

This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 15 and the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor (1)		Predecessor (2)
	Year ended December 31,	Year ended December 31,	January 1 through February 14,	Year ended December 31,
(In millions, other than per share information)	2013	2012	2012	2011	2010	2009
Statement of Operations Data:
Volume (in kt)	565	489	57	540	528	478
Net sales	$1,200	$972	$144	$1,123	$951	$825
Net income (loss)	(7)	(28)	(54)	30	22	1
Earnings per share:
Basic	(0.11)	(0.57)	(0.05)	0.03	0.02	—
Diluted	(0.11)	(0.57)	(0.05)	0.03	0.02	—
Adjusted EBITDA	255	210	30	229	203	195

	As of December 31,
	Successor		Predecessor
(In millions)	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$1,856	$1,847	$1,334	$1,314	$1,374
Long-term debt	908	1,155	1,102	1,124	1,174
Total liabilities	1,325	1,576	1,366	1,369	1,444

(1)	Taminco Corporation, which had no operations or activity prior to the Acquisition on February 15, 2012 other than transaction costs related to the Acquisition.
(2)	Taminco Group Holdings S.à r.l.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements below regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could be quite different from those expressed or implied by the forward-looking statements. Factors that could affect results are discussed more fully under the Item 1A, entitled “Risk Factors,” and elsewhere in this Annual Report. Although forward-looking statements help to provide complete information about us, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. We undertake no duty to update any forward-looking statements made herein after the date of this Annual Report.

The following discussion should be read in conjunction with the consolidated financial statements contained herein and the notes thereto, along with the Section entitled “Critical Accounting Policies and Estimates,” set forth below.

Overview

We believe we are the world’s largest integrated producer of alkylamines and alkylamine derivatives. Our products are used by our customers in the manufacturing of everyday products primarily for the agriculture, water treatment, personal & home care, animal nutrition and oil & gas end-markets. Our products provide these goods with a variety of ancillary characteristics required for optimal performance, such as neutralizing acidity, and removing contaminants. We have an extensive offering of differentiated value-added products that typically represent a small portion of our customers’ overall costs and are sold into diversified, global end-markets that benefit from favorable underlying economic and population growth trends. We currently operate in 19 countries with 7 production facilities and, as of December 31, 2013, had an installed production capacity of 1,272 kt. During the year ended December 31, 2013, eight of our products accounted for more than 60% of our revenue, with six of the eight products holding a leading global market position. During the year ended December 31, 2013, through our worldwide network of production facilities, we sold 48% of our volume in North America, 37% of our volume in Europe, and 15% of our volume in the emerging markets (7% in Latin America and 8% in Asia). Furthermore, we expect to increase the portion of our volume from the Americas and Asia with our recent capital investments which include the DIMLA unit in the Americas and the alkylalkanolamine plant within our joint venture in China. As a result of our leading market positions, attractive end-markets, and significant recent capital investments, we believe we are well positioned for significant growth over the coming years. In the year ended December 31, 2013, we generated revenue of $1,200 million, Adjusted EBITDA of $255 million, and Adjusted EBITDA margin, reflecting Adjusted EBITDA as a percentage of net sales, of 21.2%. Please see Note 19 “Segment Information” to the consolidated financial statements for a reconciliation of Adjusted EBITDA to Net Income.

We are also in the process of pursuing numerous growth projects to further bolster our global footprint and leverage our strategic advantages. Our currently budgeted future investments include significantly extending production capacity at our Pace, Florida methylamine facility by the end of 2014 and further development of other derivative capacity. In total, we have spent $129 million in growth-related capital expenditures over the past three full years and we continue to realize growth from these investments.

We are organized into three segments: Functional Amines, Specialty Amines, and Crop Protection.

•	Functional Amines. This segment serves the needs of external customers that use our alkylamine products as the integral element in their chemical processes for the production of formulated products applied in a variety of end-markets such as agriculture, personal & home care, animal nutrition, and oil and gas. Through this segment, we also produce basic amines, which are captively used as building blocks to produce our downstream derivatives through our Specialty Amines and Crop Protection segments, serving a variety of attractive, non-cyclical end-markets. Approximately 30% of the Functional Amines production is used internally and forms the basis of our vertically integrated model. In the year ended December 31, 2013, the Functional Amines segment accounted for 48% of Adjusted EBITDA.

•	Specialty Amines. This segment sells alkylamine derivatives for use in the water treatment, personal & home care, oil & gas and animal nutrition end-markets, and specialty additives for use in the pharmaceutical, industrial coatings and metal working fluid end-markets. This segment is downstream from the Functional Amines segment and uses that segment’s production as one of its key raw materials. The Specialty Amines segment’s customers are typically large, multinational enterprises who are leading players in their industry. In the year ended December 31, 2013, the Specialty Amines segment accounted for 36% of Adjusted EBITDA.

•	Crop Protection. This segment sells alkylamine derivatives for use in the agriculture and crop protection end-markets. The majority of the segment’s customers range from multinational crop protection and agricultural enterprises to large local farms. In the year ended December 31, 2013, the Crop Protection segment accounted for 16% of Adjusted EBITDA.

Initial Public Offering

On April 18, 2013, subsequent to our initial public offering (“IPO”) of 15,789,474 shares of common stock at a price to the public of $15.00 per share, the Company’s common stock began trading on the New York Stock Exchange under the symbol “TAM.” In May 2013, underwriters exercised their option to purchase 1,170,603 additional shares at the IPO price less underwriting discounts and commissions. No selling stockholders participated in the offering. The proceeds from the sale of Company stock generated by this IPO were $240 million after the payment of $14 million in underwriting fees. In addition, professional fees of $10 million were incurred resulting in $230 million of net IPO proceeds. The primary use of these proceeds was the early extinguishment of the $250 million face value Senior PIK Toggle 9.125% Notes (“PIK Toggle Notes”) and payment of underwriting fees. Reference should be made to Note 11 “Short and Long-Term Debt” to the consolidated financial statements for further details regarding this debt redemption.

Share Purchase Agreement with an Affiliate of Apollo

On December 15, 2011, Taminco Group Holdings S.à r.l. and Taminco US Inc. (formerly Taminco Inc.) entered into an Agreement for the Sale of the Share Capital of Taminco Group Holdings S.à r.l. and Taminco US Inc. (formerly Taminco Inc.) (the “Share Purchase Agreement”) with Taminco Global Chemical Corporation, which is an entity controlled by certain private equity funds affiliated with Apollo Global Management LLC. Under the Share Purchase Agreement, Taminco Global Chemical Corporation acquired all of the issued and outstanding share capital of Taminco Global Holdings S.à r.l. and Taminco US Inc. (formerly Taminco Inc.) (the “Acquisition”). The Acquisition was consummated on February 15, 2012.

Basis of Presentation

The consolidated statements of operations and cash flows for 2012 are presented for two periods: January 1 through February 14, 2012 (the “Predecessor Period”), which relates to the period immediately preceding the Acquisition, and the year ended December 31, 2012 (the “Successor Period”). Prior to the Acquisition, Taminco had no activity other than transaction costs related to the Acquisition. The pro forma results for the year ended December 31, 2012 represent the addition of the Predecessor and the Successor Periods as well as the pro forma adjustments to reflect the Acquisition as if it had occurred prior to the beginning of the period presented (“pro forma”) ,included in “Unaudited Pro Forma Financial Information.” The consolidated financial statements for the Successor Period reflect the Acquisition of Taminco under the purchase method of accounting. The results of the Successor Period are not comparable to the results of the Predecessor Period due to the difference in the basis of presentation of purchase accounting as compared to historical cost. The pro forma results do not reflect the actual results we would have achieved had the Acquisition been completed as of the beginning of the year and are not indicative of our future results of operations.

Unaudited Pro Forma Financial Information

The following pro forma statement of operations data for the year ended December 31, 2012 has been derived from our historical consolidated financial statements included elsewhere in this Annual Report and has been prepared to give effect to the Acquisition, assuming that the Acquisition occurred on January 1, 2012.

The unaudited pro forma statements of operations for the year ended December 31, 2012 have been adjusted to exclude material non-recurring items as well as the increase of certain expenses directly attributable to the Acquisition and reflect:

•	additional depreciation and amortization that resulted from changes in the preliminary estimated fair value of assets and liabilities, as discussed in more detail below;

•	incremental operating expenses, representing the annual management fee to be paid by the Company to Apollo;

•	elimination of transaction fees related to the Acquisition totaling $42 million;

•	increase in interest expense resulting from new indebtedness incurred in connection with the Acquisition; and

•	elimination of incremental share-based compensation expense incurred in connection with the Acquisition triggering vesting of certain outstanding share-based compensation;

The pro forma statement of operations for the year ended December 31, 2012 includes a $22 million fair value step up in inventory resulting from the Acquisition. This step up has temporarily increased our cost of sales in the period subsequent to the Acquisition until such inventory is sold, as reflected in our historical statement of operations for the year ended December 31, 2012.

In addition, the unaudited pro forma statement of operations does not give effect to certain of the adjustments reflected in our Adjusted EBITDA, as presented under “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Key Performance Indicators—Adjusted EBITDA.”

Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with this pro forma statement of operations.

Management believes that the assumptions used to derive the pro forma statement of operations are reasonable given the information available. The pro forma combined statement of operations has been provided for informational purposes only and is not necessarily indicative of the results of future operations or the actual results that would have been achieved had the Acquisition occurred on the date indicated.

Taminco Corporation

Unaudited Pro Forma Statement of

Operations For the year ended December 31, 2012

	Predecessor(1)	Successor(2)
(in millions, except share information)	Period from January 1 through February 14, 2012	Year ended December 31, 2012	Acquisition related adjustments		Pro forma
Net sales	$144	$972	$—		$1,116
Cost of sales	111	810 (f)	7	(a)	928

Gross profit	33	162	(7)		188
Selling, general and other administrative expenses	66	52	(60	)(b)	58
Research and development expenses	1	9	—		10
Other operating expenses	1	49	(42	)(c)	8

Operating income (loss)	(35)	52	95		112
Interest expense (income), net	8	70	1	(d)	79
Other non-operating expense, net	2	11	—		13

Income (loss) before income taxes, equity in earnings	(45)	(29)	94		20
Income tax expense (benefit)	9	(3)	9	(e)	15

Income (loss) before equity in earnings	(54)	(26)	85		5
Equity in losses of unconsolidated entities	—	2	—		2

Net income (loss)	$(54)	$(28)	$85		$3

Net income (loss) per common share:
Basic	$(0.05)	$(0.57)			$0.05	(g)
Diluted	$(0.05)	$(0.57)			$0.05	(g)
Number of common shares:
Basic	1,000,000,000	49,020,506			65,980,583
Diluted	1,000,000,000	49,020,506			65,980,583

(1)	Taminco Group Holdings S.à r.l.
(2)	Taminco Corporation

Notes to Unaudited Pro Forma Statement of Operations

(In millions)

(a)	Reflects the incremental depreciation and amortization expense resulting from the preliminary estimated fair value adjustments for purchase accounting.

January 1 through February 14, 2012
Depreciation of:
Land and improvements	$—
Building, structures and related improvements	—
Plant, machinery and equipment	6
Furniture and vehicles	—
Construction-in-process	—
Software	—

Total estimated depreciation expense	6
Elimination of previously recorded depreciation	(4)

Pro forma adjustment to depreciation	$2

January 1 through February 14, 2012
Amortization of:
Regulatory costs	$1
Customer relationships	3
Technology, patents and license costs	1
Various contracts	3

Total estimated amortization expense	8
Elimination of previously recorded amortization	(3)

Pro forma adjustment to amortization	$5

(b)	Reflects the elimination of incremental share-based compensation expense of $60 million recorded for the period from January 1 to February 14, 2012 directly as a result of the Acquisition.
(c)	Reflects (i) incremental operating expenses, representing the annual management fee to be paid by the Company to Apollo for the period from January 1, 2012 through February 14, 2012 in the amount of $1 million and (ii) the elimination of the transaction fees in the amount of $42 million recorded during the year ended December 31, 2012 directly in relation to the Acquisition, which were comprised mainly of professional fees.
(d)	Represents the net change in interest expense related to the indebtedness incurred in connection with the Acquisition compared to the interest expense previously recorded:

January 1 through February 14, 2012
Estimated interest expense for USD Term Loan Credit Facility (5.25%)	$3
Estimated interest expense for EUR term loan credit facility (5.50%)	1
Estimated interest expense for second-priority senior secured notes (9.75%)	5

Total estimated interest expense	9
Eliminate interest expense for subordinated capitalized bonds, Facility A, B, C and D	(8)

Net change in interest expense	$1

(e)	Reflects the estimated tax effect resulting from the pro forma adjustments (except for the adjustment of share based compensation expense and certain transaction costs) at the statutory rate for the relevant tax jurisdiction. The primary jurisdictions are the United States (37%) and Belgium (34%). No pro forma tax benefit was assumed for the non-cash share-based compensation expense and a portion of the transaction expenses since the amounts are not deductible in the local jurisdictions and therefore represent permanent items.

(f)	Historical results for the year ended December 31, 2012 include incremental expense of $22 million in cost of goods sold related to the sale of inventory that was subject to a fair value step up for purchase accounting at the date of the Acquisition.
(g)	Basic earnings per share is computed based upon weighted average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. We use the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.

At December 31, 2012, the number of shares of common stock issuable under the stock options that were not included in the computation given the anti-dilutive impact was 3,525,415.

Key Performance Indicators

Adjusted EBITDA

EBITDA consists of profit for the period before interest, taxes, depreciation and amortization (“EBITDA”). We present Adjusted EBITDA to enhance an investor’s understanding of our results of operations and financial condition. Adjusted EBITDA consists of EBITDA and eliminates (i) transaction costs, (ii) restructuring charges, (iii) foreign currency exchange gains/losses, (iv) non-cash equity in earnings/losses of unconsolidated affiliates net of cash dividends received, (v) stock option compensation and (vi) sponsor management and director fees and expenses (Successor Period only). We believe that making such adjustments provides investors meaningful information to understand our operating results and ability to analyze financial and business trends on a period-to-period basis. Adjusted EBITDA for the years ended December 31, 2013 and 2012 and the pro forma year ended December 31, 2012 are calculated in the same manner. See “Unaudited Pro Forma Financial Information.”

We believe Adjusted EBITDA is useful as a supplemental measure in evaluating the performance of our operating businesses and provides greater transparency into our consolidated results of operations. Adjusted EBITDA is a measure used by our management, including our chief operating decision maker, to perform such evaluation, and is a factor in measuring compliance with debt covenants relating to certain of our borrowing arrangements, including our Senior Secured Credit Facilities and the indenture governing our 2020 Notes.

You should not consider Adjusted EBITDA in isolation or as an alternative to (a) operating profit or profit for the period (as reported in accordance with U.S. GAAP), (b) cash flows from operating, investing and financing activities as a measure to meet our cash needs or (c) any other measures of performance under generally accepted accounting principles. You should exercise caution in comparing Adjusted EBITDA as reported by us to similar measures of other companies. In evaluating Adjusted EBITDA, you should be aware that we are likely to incur expenses similar to the adjustments in this presentation in the future and that certain of these items could be considered recurring in nature. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by non-recurring items. For a discussion of additional limitations of Adjusted EBITDA as well as a reconciliation from profit for the period to EBITDA and Adjusted EBITDA, see “Selected Historical Consolidated Financial Information.” For a discussion of trends affecting Adjusted EBITDA, see “—Results of Operations.”

The following table presents our net sales and Adjusted EBITDA for the periods presented. See “—Basis of Presentation” for an explanation on the Predecessor Period and Successor Period and “—Results of Operations” below for a discussion of trends affecting Adjusted EBITDA for the periods presented.

	Successor			Predecessor
	Year ended December 31, 2013	Pro Forma Year ended December 31, 2012	Year ended December 31, 2012	January 1 through February 14, 2012	Year ended December 31, 2011
Net sales	$1,200	$1,116	$972	$144	$1,123
Adjusted EBITDA	$255	$240	$210	$30	$229

Significant Factors Affecting Our Results of Operations

Volume, Product Mix and Pricing

Volume and our ability to control margins by passing the cost of raw materials onto customers through our pricing strategy are important variables in explaining our financial performance. We believe we occupy strong positions in growing niche markets with a relatively small group of suppliers. We enjoy positive gross margins across most of our product portfolio. In addition, a substantial portion of our sales is made pursuant to cost pass through contracts (“CPT Contracts”) under which the prices we receive for our products are automatically adjusted on a quarterly basis to reflect changes in key raw material prices. An equally substantial portion of our sales are made pursuant to contracts under which sales prices are renegotiated quarterly, generally permitting us to incorporate any increases in key raw material costs in revised sales prices. With respect to both types of contracts, however, price adjustments are made based on the experience of the previous quarter. Accordingly, changes to selling prices will lag behind changes in key raw material costs incurred. This means that in an environment of rising key raw material prices, we will not recover our increased key raw material costs in full until prices stabilize or fall. Conversely, in an environment of falling key raw materials prices, the sales prices we achieve may generate high gross margin and Adjusted EBITDA until prices stabilize or increase. Product mix also significantly impacts our results of operations as the average selling price and gross margin associated with our products varies significantly. For instance, due to the different cost structure and market prices, the selling prices in our Functional Amines business are significantly lower than prices in our Specialty Amines and Crop Protection businesses. On a volume basis for the year ended December 31, 2013, Functional Amines represented approximately 51% of total volume, Specialty Amines represented approximately 40% and Crop Protection represented approximately 9%. Changes in the share by segment will impact the average selling price and, consequently, gross margin. As a result, although we may experience significant top line growth, the ultimate profitability of our operations will be dependent upon our efforts to promote our higher margin products or increase volumes associated with those that produce lower margins.

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

Results of Operations

The following table presents our consolidated results for the periods presented:

	Successor
		Pro Forma(1)		Predecessor
(In millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2012	January 1 through February 14, 2012	Year Ended December 31, 2011
Net sales	$1,200	$1,116	$972	$144	$1,123
Cost of sales	986	928	810	111	906
Selling, general and administrative expense	64	58	52	66	49
Research and development expense	12	10	9	1	12
Other operating expense	42	8	49	1	16
Interest expense (income), net	84	79	70	8	75
Loss on early extinguishment of debt	12	—	—	—	—
Other non-operating (income) expense, net	7	13	11	2	1
Income tax expense (benefit)	—	15	(3)	9	32
Loss from companies consolidated under equity method	—	2	2	—	2

Net income (loss) for the period	$(7)	$3	$(28)	$(54)	$30

(1)	Pro Forma year ended December 31, 2012 gives effect to the Acquisition as if it had occurred on January 1, 2012. See “Unaudited Pro Forma Financial Information.”

Year Ended December 31, 2013 vs. Pro Forma Year Ended December 31, 2012

Net Sales

Net sales for the year ended December 31, 2013 were $1,200 million compared to $1,116 in the pro forma year ended December 31, 2012, which represents an increase of $84 million or 7.5%. The increase was primarily due to an increase in volumes in the Specialty Amines segment related to the growth in surfactants for the personal health care business and an increase in the Functional Amines segment as a result of higher pricing and mix effects.

Cost of Sales

Cost of sales for year ended December 31, 2013 were $986 million compared to $928 million for the pro forma year ended December 31, 2012, which represents an increase of $58 million or 6.3%. This increase was primarily related to the corresponding increase in volumes. Margins in the year ended December 31, 2013 were 17.8% compared to 16.8% in the pro forma year ended December 31, 2012. This increase compared to the previous year was due to product mix and the higher amortization in 2012 related to the step up in asset value related to the Acquisition.

Selling, General and Administrative Expense

Selling, general and administrative expense for the year ended December 31, 2013 were $64 million, compared to $58 million for the pro forma year ended December 31, 2012. This was primarily due to higher expenditures within our support functions in order to support additional growth demands, additional audit and consulting fees as a result of being a public company, and costs incurred related to the Secondary Offering completed in December 2013.

Other Operating Expense

Other operating expenses for the year ended December 31, 2013 were $42 million, compared to $8 million for the pro forma year ended December 31, 2012. The $34 million increase in 2013 was primarily due to the $35 million termination payment to Apollo.

Interest Expense

Interest expense was $84 million for the year ended December 31, 2013, an increase of $5 million, or 6.3%, compared to $79 million for the pro forma year ended December 31, 2012. This increase was due to additional interest on the PIK Toggle Notes issued in December 2012, partially offset by a decrease in interest rate related to the repricing in May 2012 and January 2013. See Note 11 “Short and Long-Term Debt” to the consolidated financial statements for additional discussion of the debt obligations and repricing.

Other Non-Operating Expense

Other non-operating expense for the year ended December 31, 2013 was $7 million, a decrease of $6 million, compared to $13 million for the pro forma year ended December 31, 2012. This decrease was primarily attributable to expenses related to the currency swap entered into for the Acquisition in 2012.

Income Tax Expense

Income tax expense was $0 million for the year ended December 31, 2013, a decrease of $15 million compared to $15 million for the pro forma year ended December 31, 2012. The change was primarily related to the overall pretax loss offset by foreign income taxes on which the Company is not able to take a foreign tax credit.

Year ended December 31, 2013 vs. Period from January 1, 2012 to February 14, 2012 (Predecessor Period) and Year ended December 31, 2012 (Successor)

Net Sales

Net sales were $1,200 million for the year ended December 31, 2013 compared to net sales for the Predecessor Period of $144 million and $972 million for the Successor Period. Of the total increase, $46 million was primarily due to an increase in volumes in the Specialty Amines segment partly due to sales related to the growth in surfactants for the personal health care business, with the balance of $7 million due to changes in margin and mix. Another $28 million was due to an increase in volumes in the Functional Amines segment and improved margins for Methylamines.

Cost of Sales

Cost of sales were $986 million for the year ended December 31, 2013 compared to $111 million for the Predecessor Period and $810 million for the Successor Period. Raw materials as a percentage of cost of sales for the year ended December 31, 2013, Predecessor Period and Successor Period represented 64.2%, 57.3% and 63.2%, respectively. The gross profit margin derived from these periods was 17.8%, 22.9% and 16.7%, respectively. Gross profit margin was negatively impacted by approximately 2.6% in the Successor Period, due to additional depreciation and amortization, as well as by approximately 2.3% due to the adjustment to record existing inventory at fair value resulting from the Acquisition.

Selling, General and Administrative Expense

Selling, general and administrative expense was $64 million for the year ended December 31, 2013 compared to $66 million for the Predecessor Period and $32 million for the Successor Period. Selling, general and administrative expenses for the Predecessor Period were impacted by a one-time management compensation expense, which was accounted for upon the sale of the Company by the former management stockholders, of $60 million. This expense resulted from the agreements entered into by certain management members in August 2007, in connection with the acquisition of our then predecessor. These agreements related to stock options granted to management, subordinated loans and shares of the Company, all of which were contingent on continuing employment of management until the occurrence of a sale of the Company, change in control or an initial public offering (the “Exit Event”). The grant date fair value of the stock options ($8 million), the fair value of the subordinated loans plus accrued interest ($49 million) on the Exit Event, and the fair value of the shares at the investment date ($3 million) were recorded as compensation expense upon the Exit Event on February 14, 2012.

Other Operating Expense

Other operating expense for the year ended December 31, 2013 was $42 million, primarily due to the $35 million termination payment to Apollo and transaction costs related to the Kemira acquisition and Balchem joint venture, compared to the Predecessor Period which was $1 million and the Successor Period ended December 31, 2012 which was $49 million. The amount during the Successor Period was related to the Acquisition and included fees paid to Apollo, legal fees and general advisory fees.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2013 was $84 million compared to the Predecessor Period which was $8 million and the Successor Period which was $70 million. Interest expense in the current year was impacted by the additional interest on the PIK Toggle Notes issued in December 2012, partially offset by a decrease in interest rate related to the repricing in May 2012 and January 2013. See Note 11 “Short and Long-Term Debt” to the consolidated financial statements for additional discussion of the debt obligations and repricing.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt for the year ended December 31, 2013 was $12 million which included the write off of the related deferred financing charges, the premium paid to the holders of the PIK Toggle Notes as well as the remaining unamortized discount associated with the PIK Toggle Notes.

Other Non-Operating Expense, Net

Other non-operating expense, net for the year ended December 31, 2013 was $7 million compared to the Predecessor Period which was $2 million and the Successor Period which was $11 million. The Successor Period consisted primarily of the loss of approximately $6 million on an Acquisition related foreign currency swap. Costs related to foreign exchange rates also affected other non-operating (income) expense, net in all periods.

Income Tax Expense (Benefit)

Income tax expense for the year ended December 31, 2013 was a $0 million compared to the Predecessor Period which was an expense of $9 million and the $3 million benefit in the Successor Period ended December 31, 2012. The change was primarily related to the overall pretax loss offset by foreign income taxes on which the Company is not able to take a foreign tax credit.

Pro Forma Year Ended December 31, 2012 vs. Year Ended December 31, 2011

Net Sales

Net sales for the pro forma year ended December 31, 2012 were $1,116 million compared to $1,123 million in the corresponding period of 2011, which represents a decrease of $7 million or 0.6%. The decrease was primarily due to declining raw materials prices that are contractually tied to, or passed through under, a significant share of our contracts, offset by a change in product mix. In addition, the proportion of volumes in the Specialty Amines segment increased while the proportion in Functional Amines decreased. Average selling price is lower in the Functional Amines segment due to the different cost structure and the related market prices.

Cost of Sales

Cost of sales for the pro forma year ended December 31, 2012 were $928 million, compared to $906 million in the corresponding period of 2011, which represents an increase of $22 million or 2.4%. This increase was primarily related to the higher cost of sales due to the inventory step-up to fair value, partially offset by changes in product mix and decreased volume within our Crop Protection segment and the higher proportion of Specialty Amines volumes which have a higher product cost. Margins in the pro forma year ended December 31, 2012 were 16.8% compared to 19.3% in the previous year. Excluding the inventory step up, margins in the pro forma year ended December 31, 2012 were 18.8%. This decline compared to the previous year was due to the higher depreciation and amortization related to the step up in asset value related to the Acquisition.

Selling, General and Administrative Expense

Selling, general and administrative expense for the pro forma year ended December 31, 2012 were $58 million, compared to $49 million in the corresponding period of 2011. This was due to the increased selling, general and administrative costs related to the Acquisition.

Other Operating Expense

Other operating expenses for the pro forma year ended December 31, 2012 were $8 million, compared to $16 million in the corresponding period of 2011. The $8 million decrease in 2012 was due to the elimination of costs in the prior year related to the Brazil operation shutdown.

Interest Expense

Interest expense was $79 million for the pro forma year ended December 31, 2012, an increase of $4 million, or 5.3%, compared to $75 million for the year ended December 31, 2011. The change was primarily related to increased interest costs on the new credit facilities.

Other Non-Operating Expense

Other non-operating expense for the pro forma year ended December 31, 2012 was $13 million, an increase of $12 million, compared to $1 million for the year ended December 31, 2011. This increase was primarily attributable to expenses related to the currency swap entered into for the Acquisition and impact of foreign exchange rates.

Income Tax Expense

Income tax expense was $15 million for the pro forma year ended December 31, 2012, a decrease of $17 million compared to $32 million for the year ended December 31, 2011. The change was primarily related to lower income before taxes.

Period from January 1, 2012 to February 14, 2012 (Predecessor Period) and Year Ended December 31, 2012 (Successor Period) vs. Year Ended December 31, 2011

Net sales were $144 million for the Predecessor Period and $972 million for the Successor Period, compared to $1,123 million for the year ended December 31, 2011.

Cost of sales was $111 million for the Predecessor Period and $810 million for the Successor Period, compared to $906 million for the year ended December 31, 2011. Raw materials as a percentage of cost of sales for the Predecessor Period, Successor Period and year ended December 31, 2011 represented 57.3%, 63.2% and 66.7%, respectively. The gross profit margin derived from these periods was 22.9%, 16.7% and 19.3%, respectively. Gross profit margin was negatively impacted in the Successor Period by additional depreciation and amortization by approximately 2.6% as well as the adjustment to record existing inventory at fair value resulting from the Acquisition by approximately 2.3%.

Selling, general and administrative expense was $66 million for the Predecessor Period and $52 million for the Successor Period, compared to $49 million for the year ended December 31, 2011. Selling, general, and administrative expenses for the Predecessor Period was impacted by a one-time management compensation expense, which was accounted for upon the sale of the Company by the former management stockholders, of $60 million. This expense resulted from the agreements entered into by certain management members in August 2007, in connection with the acquisition of our then predecessor. These agreements related to stock options granted to management, subordinated loans and shares of the Company, all of which were contingent on continuing employment of management until the occurrence of a sale of the Company, change in control or an initial public offering (the “Exit Event”). The grant date fair value of the stock options ($8 million), the fair value of the subordinated loans plus accrued interest ($49 million) on the Exit Event, and the fair value of the shares at the investment date ($3 million) were recorded as compensation expense upon the Exit Event on February 14, 2012.

Other operating expense for the Predecessor Period was $1 million and other operating expense for the Successor Period was $49 million, compared to $16 million for the year ended December 31, 2011. The amount during the Successor Period was related to the Acquisition and included fees paid to Apollo, legal fees and general advisory fees.

Interest expense was $8 million for the Predecessor Period and $70 million for the Successor Period, compared to $75 million for the year ended December 31, 2011.

Other non-operating expense was $2 million for the Predecessor Period and $11 million for the Successor Period, compared to $1 million for the year ended December 31, 2011.

Segment Level Financial Results

Following is a more detailed discussion of the results of each of our reportable segments during the years ended December 31, 2013, 2012, and 2011:

	Net Sales
	Successor			Predecessor
(in millions)	Year ended December 31, 2013	Pro Forma (1) Year ended December 31, 2012	Year ended December 31, 2012	January 1 through February 14, 2012	Year ended December 31, 2011
Functional amines	$529	$501	$437	$64	$515
Specialty amines	531	478	417	61	460
Crop protection	140	137	118	19	148

Total Company Sales	$1,200	$1,116	$972	$144	$1,123

(1)	Pro Forma year ended December 31, 2012 gives effect to the Acquisition as if it had occurred on January 1, 2012. See “Unaudited Pro Forma Financial Information.”

	Adjusted EBITDA
	Successor			Predecessor
(in millions)	Year ended December 31, 2013	Pro Forma (1) Year ended December 31, 2012	Year ended December 31, 2012	January 1 through February 14, 2012	Year ended December 31, 2011
Functional amines	$122	$122	$107	$15	$110
Specialty amines	91	80	71	9	78
Crop protection	42	38	32	6	41

Total Company Adjusted EBITDA	$255	$240	$210	$30	$229

Reconciling items:
Transaction costs	(4)	(28)	(70)	—	(5)
Restructuring charges	—	—	—	—	(11)
Foreign currency exchange gains/(losses)	(7)	(4)	(4)	—	(2)
Loss of equity method investment	—	(2)	(2)	—	(2)
Stock option compensation	(1)	—	—	(60)	—

Loss on early debt extinguishment	(12)	—	—	—	—
Sponsor management and director fees and expenses	(39)	(5)	(5)	—	—
Depreciation and amortization	(115)	(104)	(90)	(7)	(71)
Interest expense, net	(84)	(79)	(70)	(8)	(75)
Income tax (expense) benefit	—	(15)	3	(9)	(33)

Net income (loss) for the period	(7)	3	(28)	(54)	30

(1)	Pro Forma year ended December 31, 2012 gives effect to the Acquisition as if it had occurred on January 1, 2012. See “Unaudited Pro Forma Financial Information.”

Net Sales

Net sales derived from the Functional Amines segment were $529 million for the year ended December 31, 2013, an increase of $28 million, or 5.6%, compared to $501 million for the pro forma period ended December 31, 2012. This increase was primarily due to higher pricing as a result of higher raw material costs and mix. Volume increases in the higher amines business also contributed, primarily supported by the agricultural applications.

Net sales derived from the Specialty Amines segment were $531 million in the year ended December 31, 2013, an increase of $53 million, or 11.1%, compared to $478 million for the pro forma period ended December 31, 2012. This increase was primarily due to the increase in volumes resulting from the growth in surfactants for the personal health care business.

Net sales derived from the Crop Protection segment for the year ended December 31, 2013 were $140 million, an increase of $3 million, or 2.2%, compared to $137 million for the pro forma period ended December 31, 2012. This increase was primarily due to increases in price and a favorable product mix.

Net sales derived from the Functional Amines segment were $501 million for the pro forma year ended December 31, 2012, which was a decrease of $14 million, or 2.7%, from the corresponding period in 2011. The decrease was primarily due to lower methylamines and solvent volumes offset by an increase in higher amines volumes, which accounted for an $18 million net decrease. This decrease was offset by a $4 million increase due to changes in pricing and product mix. Specifically, higher amines and solvents, as compared to methylamines and salts, made up a greater percentage of volumes. Higher amines and solvents maintain a higher average selling price due to their cost structure and market pricing.

Net sales derived from the Specialty Amines segment was $478 million for the pro forma year ended December 31, 2012, an increase of $18 million, or 3.9%, compared to $460 million in the corresponding period of 2011. The increase was primarily due to increases in volumes of $36 million in the Feed Additives products as well as the impact of the new DIMLA and DMAPA plant in the United States. The volume increase was partially offset by changes in pricing and product mix that accounted for an $18 million decrease. Specifically, the volume growth was in specialty intermediates, which has a lower average selling price.

Net sales in Crop Protection for the pro forma year ended December 31, 2012 were $137 million, a decrease of $11 million, or 7.4%, compared to the corresponding period in 2011. $4 million of the decrease was due to decreased volumes as a result of adverse economic and weather conditions in the south of Europe, weak performance in the rubber chemicals industry and delays in orders from Latin America. The remainder of the decrease was due to changes in pricing and product mix.

Adjusted EBITDA

Adjusted EBITDA derived from the Functional Amines segment was $122 million for the year ended December 31, 2013, which was flat compared to the pro forma year ended December 31, 2012.

Adjusted EBITDA derived from the Specialty Amines segment was $91 million in the year ended December 31, 2013, an increase of $11 million, or 13.8%, compared to $80 million for the pro forma year ended December 31, 2012. This increase was primarily related to a full year of surfactants for the personal health care business and the related volumes.

Adjusted EBITDA derived from the Crop Protection segment was $42 million in the year ended December 31, 2013, an increase of $4 million, or 10.5%, compared to $38 million for the pro forma year ended December 31, 2012. This increase was primarily related to improved margins.

Adjusted EBITDA for the year ended December 31, 2013 was $255 million, compared to $240 for the pro forma year ended December 31, 2012, which represented an increase of $15 million, or 6.3%. The increase was mainly due to volume and margin increases.

Adjusted EBITDA derived from the Functional Amines segment increased by $12 million to $122 million for the pro forma year ended December 31, 2012 from $110 million in the corresponding period of 2011. The increase was mainly due to stronger higher amine volumes to a major customer who had an outage in the prior year as well as a recovery of volumes in Latin America.

Adjusted EBITDA derived from the Specialty Amines segment increased by $2 million to $80 million for the pro forma year ended December 31, 2012 from $78 million in the corresponding period of 2011, which was mainly due to the increased volumes from the new DIMLA unit at our Pace, Florida facility and in the feed additives industry.

Adjusted EBITDA derived from the Crop Protection segment decreased by $3 million to $38 million for the pro forma year ended December 31, 2012 from $41 million in the corresponding period of 2011. The decrease was due to adverse economic and weather conditions in the south of Europe, weak performance in the rubber chemicals industry and delays in orders from Latin America.

Adjusted EBITDA for the pro forma year ended December 31, 2012 was $240 million, compared to $229 million in the corresponding period of 2011, which represented an increase of $11 million, or 4.8%. The increase was mainly due to improved product/customer mix, pricing discipline, addition of new derivative capacities in the U.S. and a strong season in the herbicide amines.

Period from January 1, 2012 to February 14, 2012 (Predecessor Period) and Year Ended December 31, 2012 (Successor Period) vs. Year Ended December 31, 2011

Net Sales

Net sales derived from the Functional Amines segment were $64 million for the Predecessor Period and $437 million for the Successor Period, compared to $515 million for the year ended December 31, 2011. Net sales derived from the Specialty Amines segment were $61 million for the Predecessor Period and $417 million for the Successor Period, compared to $460 million for the year ended December 31, 2011. Net sales derived from the Crop Protection segment were $19 million for the Predecessor Period and $118 million for the Successor Period, compared to $148 million for the year ended December 31, 2011.

Adjusted EBITDA

Adjusted EBITDA derived from the Functional Amines segment was $15 million for the Predecessor Period and $107 million for the Successor Period, compared to $110 million for the year ended December 31, 2011. Adjusted EBITDA derived from the Specialty Amines segment was $9 million for the Predecessor Period and $71 million for the Successor Period, compared to $78 million for the year ended December 31, 2011. Adjusted EBITDA derived from the Crop Protection segment was $6 million for the Predecessor Period and $32 million for the Successor Period, compared to $41 million for the year ended December 31, 2011.

Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations and short-term and long-term borrowings. We also make use of Non-recourse Factoring Facilities to manage fluctuations in our trade working capital. The Factoring Facility with BNP Paribas Fortis has a limit of $207 million (the U.S. Dollar equivalent of the €150 million commitment amount as of December 31, 2013) and applies to the eligible accounts receivable in the United States and Belgium. The Factoring Facility with ING Commercial Finance Belux has a limit of $11 million (the U.S. Dollar equivalent of the €8 million commitment amount as of December 31, 2013) and applies to the eligible accounts receivable in Germany. The arrangements contain limitations as to the amount of eligible receivables that any one debtor can be factored at any moment in time. The limit is usually 15% of the amount of outstanding eligible receivables with the exception of certain specific debtors, where this limit is 30%. The Non-Recourse Factoring Facilities are committed until December 31, 2017 with a provision for indefinite extension and a notice period prior to termination of one year. Financing was approved on 85% of the relevant outstanding accounts receivable.

The costs associated with the Non-Recourse Factoring Facility consist of a commission fee on the factored receivables and an interest charge on the amount drawn under the facility. The commission fee for the year ended December 31, 2013, the year ended December 31, 2012, the Predecessor Period ended February 14, 2012, and the Successor year ended December 31, 2011 were $1.1 million, $0.9 million, $0.2 million, and $0.8 million, respectively. The commission fee is included in selling, general and administrative expense on the Consolidated Statements of Operations. The interest charge for the year ended December 31, 2013, the year ended December 31, 2012, the Predecessor Period ended February 14, 2012 and the Successor year ended December 31, 2012 were $1.5 million, $0.5 million, $0.1 million, and $0.4 million, respectively. The Non-recourse Factoring Facilities are off-balance sheet obligations and are not included in calculations of our indebtedness. The amount drawn under the Non-recourse Factoring Facilities was $108 million at December 31, 2013, $86 million at December 31, 2012 and $75.4 million at December 31, 2011. For additional information, please see “Description of Indebtedness—Non-recourse Factoring Facility Agreement.”

We also have senior secured credit facilities totaling $707 million consisting of a $200 million revolving credit facility, none of which was drawn as of December 31, 2013, a $344 million USD term loan facility and an €118 million (or approximately $163 million at December 31, 2013) Euro term loan facility (the “Senior Secured Credit Facilities”). In addition, we have $400 million in aggregate principal amount outstanding of 9.75% second-priority notes due 2020 (the “2020 Notes”). The Senior Secured Credit Facility and the indenture governing the 2020 Notes contain customary covenants. We may be required to comply with a specific financial ratio under our revolving credit facility. Under the revolving credit facility, if we have indebtedness under the revolving credit facility or if more than $20 million of letters of credit that are not cash-collateralized are outstanding, we must maintain a maximum net first lien coverage ratio of 3.75 to 1.00, tested quarterly and upon each credit extension. As of December 31, 2013, there were no amounts drawn under our revolving credit facility and we had a net first lien coverage ratio of 1.70 to 1.00, which would have been in compliance with the ratio requirement if we were under an obligation to comply. This restriction may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. For a description of the covenants and material terms under the indenture governing the 2020 Notes and the Senior Secured Credit Facilities, see “Description of Indebtedness” and Note 11—Short and Long Term Debt of our consolidated financial statements included elsewhere in this Annual Report.

Future Cash Needs

Our primary future cash needs will be used to meet debt service requirements, working capital requirements, capital commitments and capital expenditures. Tangible capital expenditures in 2014 are expected to be approximately $85 million (of which $60 million is for growth capital expenditures). We may also pursue strategic acquisition opportunities which may impact our future cash requirements. We believe that our cash flows from operations, combined with availability under our revolving credit facility and our factoring facility, will be sufficient to meet our presently anticipated future cash needs. We may, from time to time, increase borrowings under our revolving credit facility or issue securities, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs.

We or our affiliates may from time to time seek to retire the 2020 Notes or loans through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tenders or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash Flows

Cash and cash equivalents increased from $67 million at December 31, 2012 to $88 million at December 31, 2013. This increase was primarily attributable to improved collection of receivables. Cash and cash equivalents decreased from $131 million at December 31, 2011 to $67 million at December 31, 2012. This decrease was primarily attributable to refinancing upon the closing of the Acquisition, including related Acquisition costs. Of the total cash balance, the majority is in the United States and Belgium, which is where the cash is needed. Management believes the cash is located in the regions needed.

Cash flows from operating, investing and financing activities are presented in the following table:

	Successor		Predecessor
(in millions)	Year ended December 31, 2013	Year ended December 31, 2012	January 1 through February 14, 2012	Year ended December 31, 2011
Cash provided by (used in):
Operating activities	$124	$10	$44	$117
Investing activities	(76)	(214)	(6)	(75)
Financing activities	(30)	272	—	(19)
Effects of change in exchange rates on cash and cash equivalents	3	(1)	2	(3)

Net change in cash and cash equivalents	$21	$67	$40	$20

Net cash flows from operating activities consist of profit after tax adjusted for changes in net working capital and non-cash items such as depreciation, amortization and write-offs, and movements in provisions and pensions. For the year ended December 31, 2013, cash provided by operating activities was $124 million which was impacted by $39 million of Apollo fees and $7 million of fees related to the payoff of the PIK Toggle Notes. Cash provided by operating activities in the year ended December 31, 2012 was $10 million and in the Predecessor period was $44 million primarily due to $42 million of transaction costs and normal uses of working capital. For the years ended December 31, 2013 and 2012, total amortization expense resulting from the estimated step-up in fair value of assets and liabilities related to the Acquisition was $63 million and $52 million, respectively. The estimated step-up in fair value of assets will generally be amortized over 8 to 12 years. For the year ended December 31 2012, cash from operating activities was $10 million compared to $117 million in the corresponding period of 2011, primarily as a result of the transaction costs of $46 million, offset by a decrease in our working capital position of $1 million. Adjusted for the transaction costs, cash from operating activities for the year ended December 31, 2012 would have been $56 million. For the year ended December 31, 2011, we generated $117 million of cash flow from operating activities, following strong cash flow from operating activities, partially offset by $26 million working capital increase primarily related to higher inventory associated with increased raw material prices.

Trade working capital represents trade receivables plus inventories less trade payables as presented on our Consolidated Balance Sheets. Trade working capital margin represents trade working capital as a percentage of net sales. We use the Non-Recourse Factoring Facilities to manage fluctuations in our trade working capital. The following table presents trade working capital and trade working capital margin as of the periods presented:

	As of the year ended December 31,
(In millions)	2013	2012	2011
Trade receivables	$63	$74	$76
Inventories	138	126	117
Trade payables	(103)	(80)	(72)

Trade working capital (1)	$98	$120	$121

(1)	Trade working capital represents trade receivables plus inventories, less trade payables

Trade Working Capital

Trade working capital at December 31, 2013 was $98 million, down $22 million from $120 million at the end of 2012. The decrease was primarily due to improved collection activities, higher drawn factoring balance, and timing of payments due to our vendors, partially offset by an increase in inventory in preparation for a scheduled outage at the Pace plant location scheduled for the first half of 2014.

Trade working capital at December 31, 2012 was $120 million, down by $1 million from $121 million at the end of 2011. The increase in inventories is offset by a similar increase in accounts payable.

Trade Receivables

Trade receivables at December 31, 2013 were $63 million, a decrease of $11 million from $74 million at the end of 2012. The decrease was primarily driven by higher factoring balances.

Trade receivables at December 31, 2012 were $74 million, a decrease of $2 million from $76 million at the end of 2011. The decrease is primarily driven by lower quarterly revenues in December 2012 compared to the corresponding period in 2011.

Inventories

Inventories at December 31, 2013 were $138 million, an increase of $12 million from $126 million at the end of 2012. The increase was primarily driven by a build-up of raw material inventory due to a scheduled outage at our Pace plant location in the first quarter of 2014.

Inventories at December 31, 2012 were $126 million, an increase of $9 million from $117 million at the end of 2011. This increase was mainly due to an increase in quantities. This increase was split evenly between raw materials and finished goods and was offset by an increase in accounts payable.

Trade Payables

Trade payables at December 31, 2013 were $103 million, an increase of $23 million from $80 million at the end of 2012. The increase was primarily driven by timing of payments and increased inventory balances.

Trade payables at December 31, 2012 were $80 million, an increase of $8 million from $72 million at the end of 2011. The increase is due to the corresponding increase in inventory.

Cash used in investing activities was $76 million for the years ending December 31, 2013 primarily due to ongoing capital expenditures at the plant sites in the current year. Cash used in investing activities was $6 million for the Predecessor period and $214 million for the year ended December 31, 2012 primarily due to the new DIMLA unit at our Pace, Florida facility, in addition to major maintenance and growth projects, as well as the Acquisition. Cash used in investing activities for the year ended December 31, 2011 was $75 million, also related to initial spending on the new DIMLA unit, as well as the investment in a new DMAPA unit at our St. Gabriel, Louisiana facility.

Capital Expenditures

The table below sets forth information with respect to our capital expenditures for the years ended December 31, 2013, 2012, and 2011:

	Successor		Predecessor
(in millions)	Year ended December 31, 2013	Year ended December 31, 2012	January 1 through February 14, 2012	Year ended December 31, 2011
Tangible capital expenditures	$66	$51	$6	$54
Growth and Optimization	47	36	5	41
Maintenance	19	15	1	13
Intangible capital expenditures	10	8	—	7

Total capital expenditures	$76	$59	$6	$61

Generally, our capital expenditures are directed to one of two main categories of tangible assets, growth and optimization projects and capital improvements. A relatively small part of our capital expenditures are spent on intangible assets, including information and communications technology and toxicological and regulatory studies in connection with product registrations and re-registrations. Our capital expenditures for the year ended December 31, 2013 included the first phase of our methylamine expansion project in Pace, Florida. The year ended December 31, 2012 also included a portion of our DIMLA plant in Pace, Florida.

Cash used in financing activities was $30 million for the year ended December 31, 2013 primarily due to the early extinguishment of the face value $250 million in PIK Toggle Notes, as well as the final $7 million stockholder distribution from December 2012, offset by $233 million of net funds raised from the sale of common stock, primarily in the Company’s April 2013 initial public offering.

Cash generated in financing activities was $272 million for the year ended December 31, 2012 as a result of the refinancing upon the closing of the Acquisition, which included the unwinding of the outstanding interest rate swaps, as well as the debt premium and debt issuance costs of $63 million. In addition, cash generated in financing activities was impacted by the net proceeds from the issuance of the PIK Toggle Notes of $243 million, offset by the stockholder distribution of $236 million prior to year end. The remaining $7 million was distributed during February 2013. Cash used in financing activities for the year ended December 31, 2011 was $19 million consisting of repayments on our Senior Credit Facilities.

Interest-bearing Loans and Borrowings

Interest-bearing loans and borrowings decreased by $247 million to $908 million between December 31, 2012 and December 31, 2013, due to principal payments and the repayment of the PIK Toggle Notes.

Interest-bearing loans and borrowings increased by $53 million to $1,155 million between December 31, 2011 and December 31, 2012, reflecting a new debt structure subsequent to the Acquisition and the issuance of the PIK Toggle Notes on December 18, 2012.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2013:

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Senior Secured Credit Facilities:
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
USD term loan credit facility (a)	4	4	3	3	3	327	344
EUR term loan credit facility (a)	2	2	2	2	1	154	163
Second Priority senior secured notes	—	—	—	—	—	400	400
Interest expense	61	61	61	60	60	64	367
Operating leases	11	10	9	8	2	14	54
Capital leases	1	1	1	1	2	2	8
Purchase commitments (b)(c)	4	3	3	3	3	14	30

Total	$83	$81	$79	$77	$71	$975	$1,366

(a)	Our term loans bear interest at variable rates, which are assumed to reflect the LIBOR currently in effect for purposes of this table. Actual rates could differ materially.
(b)	We are a party to certain obligations to purchase products and services, principally related to the purchase of raw materials. These commitments are designed to assure sources of supply, which historically have not been and are not expected to be, in excess of our manufacturing requirements. Under a limited number of these obligations, which are structured as take-or-pay contracts, we are obligated to make minimum payments whether or not we take the contractual minimum. The amounts disclosed in the above table represent these minimum payments to be made in accordance with the contracts in place. We have historically always required the minimum levels in each of these contracts.
(c)	Purchase commitments excludes the commitment to acquire the Formic Acid Solutions business for approximately $190 million, subject to customary closing conditions. See Note 22 “Formic Acid Solutions Acquisition” to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Our primary off-balance sheet commitments are the Non-recourse Factoring Facilities described above under “—Liquidity and Capital Resources.”

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with GAAP.

Use of Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, as well as revenues and expenses during the reported periods.

On an on-going basis, management evaluates its estimates and judgments regarding impairment on goodwill, pension benefits, stock-based compensation and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results from this evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, alternative estimates and judgments could be derived which would differ from the estimates being used by management. Actual results could differ from any or all of these estimates.

Impairment on Goodwill

The Company performs a goodwill impairment review in the fourth quarter of each year or when facts and circumstances indicate goodwill may be impaired. In accordance with the accounting guidance, the Company may first perform a qualitative assessment on none, some, or all of its reporting units to determine whether further quantitative impairment testing is necessary. Factors that the Company may consider in its qualitative assessment include, but are not limited to, general economic conditions, changes in the markets in which the Company operates, changes in input costs that may affect earnings and cash flows, trends over multiple periods and the difference between the reporting unit’s fair value and carrying amount as determined in the most recent fair value calculation.

The evaluation of impairment involves comparing the current fair value of each reporting unit to its net book value, including goodwill. The company uses a discounted cash flow model (“DCF model”) to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted operating cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including future sales growth, operating margin growth, tax rates, capital spending, business initiatives, and working capital changes. These assumptions may vary significantly among the reporting units. Operating cash flow forecasts are based on approved business-unit operating plans for the early years and historical relationships and projections in later years. The weighted average cost of capital (“WACC”) rate is estimated to be 10% and is applied to the reporting units. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis.

The Company completed its annual review for 2013 and determined that no adjustments to the carrying value of goodwill were necessary. Although no goodwill impairment was recorded, there can be no assurances that future goodwill impairments will not occur. Based upon the Company’s qualitative and quantitative assessment including consideration of the sensitivity of the assumptions made and methods used to determine fair value, industry trends and other relevant factors, all three of the Company’s reporting units fair value exceeded its carrying value at the end of 2013.

As of October 1, 2013, the Functional and Specialty reporting units significantly exceeded their carrying value. As of October 1, 2013, the estimated fair value of the Crop Protection reporting unit, using the methods and assumptions described above, was 22% higher than its carrying value, and the reporting unit had $136 of goodwill. Assuming all other factors remain the same, a 1.0% change in forecasted annual EBITDA margin changes the excess of estimated fair value over carrying value to 16%; and an increase in the WACC by 1% changes the excess of estimated fair value over carrying value to 6%. Under each of these scenarios, the reporting unit’s fair value exceeded its carrying value. If future operating results were to decline causing the estimated fair value to fall below its carrying value, it is possible that an impairment charge could be recorded.

Should the Company’s analysis in the future indicate an increase in discount rates or a degradation in the overall markets served by these reporting units, it could result in impairment of the carrying value of goodwill to its implied fair value. There can be no assurance that the Company’s future goodwill impairment testing will not results in a charge to earnings.

Pension Benefits

The costs of the granted pension plans and the current value of the pension liabilities are determined using an actuarial valuation. The actuarial valuation involves making assumptions about the discount rate, expected yield of the pension funds, future increases in compensations, mortality tables and future pension increases. Due to the long-term nature of these plans, such estimates are subject to uncertainty. The net employee liability was $20 million at December 31, 2013, $16 million at December 31, 2012 and $13 million at December 31, 2011.

We believe the current assumptions used to estimate obligations and pension expense are appropriate in the current economic environment. However, as economic conditions change, we may change some of our assumptions, which could have a material impact on our financial condition and results of operations.

The following table presents the sensitivity of our project pension benefit obligation (“PBO”), accumulated benefit obligation (“ABO”), deficit (“Deficit”) and 2013 pension expense to the following changes in key assumptions:

	Increase/(Decrease) at December 31, 2013			Increase/ (Decrease)
	PBO	ABO	Deficit	2013 Expense
Assumptions:
Increase in discount rate of 0.5%	$(2)	$(1)	$(2)	$—
Decrease in discount rate of 0.5%	$2	$1	$2	$—
Increase in estimated return on assets of 1.0%	N/A	N/A	N/A	$—
Decrease in estimated return on assets of 1.0%	N/A	N/A	N/A	$—

Share-Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the fair value of time vested stock options and a lattice based valuation model to estimate the fair value of performance-based awards on the date of grant which requires certain estimates by management including the expected volatility and expected term of the option. The fair value of the performance vesting options was determined using the Monte Carlo model.

Management also makes decisions regarding the risk-free interest rate used in the models and makes estimates regarding forfeiture rates. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. For non-performance based employee stock awards, the fair value of the compensation cost is recognized on a straight-line basis over the requisite service period of the award. Compensation cost for restricted stock (non-vested stock) is recorded based on its market value on the date of grant and is expensed in the Company’s consolidated statements of operations ratably over the vesting period. For a description of the assumptions used in our fair value determination of share based compensation, see Note 12—Stock-Based Compensation of our audited consolidated financial statements included elsewhere in this Annual Report.

In April 2012, the Compensation Committee of our Board of Directors granted 1,298,438 time vested stock options and 1,997,519 performance-based awards to certain management employees. Our expected volatility for these options is based on the average volatility rates of similar actively traded companies. The expected holding period of the time vested options was initially calculated based on the simplified method and extended to eight years based upon certain provisions where the Company may repurchase shares acquired through the exercise of the options at the lesser of cost or fair value. The risk-free rate is derived from the U.S. Treasuries, the period of which relates to the grant’s holding period. If these factors change and we employ different assumptions, the fair value of future awards and resulting stock-based compensation expense may differ significantly from what we have estimated historically. During the third and fourth quarters of 2012, 76,492 time-vested stock options and 152,966 performance-based awards were granted to certain management employees. During the second quarter of 2013, 10,000 time vested stock options were granted to certain directors.

The estimated fair value of common shares used in the fair value calculation of the time vested and performance-based options granted in April 2012 was determined based on the common share value agreed upon between two unrelated third parties during the Apollo Funds’ acquisition of the Company. As the Acquisition occurred near the grant of the above stock options and the Company’s operations and structure remained unchanged during this time, management believes this value best represents the fair value of the Company’s common shares in the absence of having a quoted market price on an active exchange. For the options issued during the third and fourth quarters of 2012, management contemporaneously, with input from a third-party specialist, used a market comparables approach to estimate the fair value of the Company’s common shares in the absence of having a quoted price on an active exchange. The most significant assumption used in our valuation is the EBITDA to enterprise value multiple for comparable companies. The comparable companies used include Balchem Corp., Rockwood Holdings Inc. and Albemarle Corporation, among others.

The below table details the grant prices and grant totals as adjusted for the cash dividend for the periods indicated:

		April 2012			Third Quarter 2012				Fourth Quarter 2012
		Estimated				Estimated				Estimated
		share				share				share
		value				value				value
		used for	Fair			used for	Fair			used for	Fair
	Number	fair	value		Number	fair	value		Number	fair	value
	of	value	at	Option	of	value	at	Option	of	value	at	Option
	options	calculation	grant	exercise	options	calculation	grant	exercise	options	calculation	grant	exercise
Type of Grant	granted	(1)	date	price(1)	granted	(1)	date	price(1)	granted	(1)	date	price(1)
Time vested:
Tranche A	1,298,438	$6.05	$4.88	$6.05	40,162	$8.47	$5.79	$8.47	36,330	$9.24	$6.12	$9.24
Performance-based:
Tranche B-1	665,840	6.05	1.67	6.05	26,766	8.47	1.98	8.47	24,223	9.24	2.09	9.24
Tranche B-2	665,840	6.05	1.16	6.05	26,766	8.47	1.38	8.47	24,223	9.24	1.45	9.24
Tranche B-3	665,840	6.05	0.75	6.05	26,766	8.47	0.89	8.47	24,223	9.24	0.94	9.24

(1)	The estimated share value used for fair value calculation and the option exercise price have been reduced by $4.96 per share as a result of the extraordinary cash dividend.

April 2013
Estimated
share
value
		used for	Fair
	Number	fair	value
	of	value	at	Option
	options	calculation	grant	exercise
Type of Grant	granted		date	price
Time vested:
Tranche A	10,000	$17.80	$7.67	$17.80

On December 18, 2012, we distributed approximately $243 million as a return of capital to our existing stockholders. This dividend represented an extraordinary dividend for us and we have no prior history of cash dividends. Noting the significant change in capital structure as a result of the extraordinary return of capital, our compensation committee referenced the anti-dilution provisions of the existing stock option plan. As such, we amended the stock options to reduce the strike price of the existing options by $4.96 per share. This represented the cash dividend per share.

The awards were adjusted based on an anti-dilution provision within our existing stock option plan that requires the adjustment in the event of an equity restructuring, which is structured to preserve the value of the awards upon completion of the equity restructuring. As such and based upon the guidance of ASC 718-20-35-6, we determined that incremental fair value, and therefore incremental compensation expense, should not result from the modification. In our situation, the fair value of the award immediately before the modification reflected the required adjustment to the award’s terms in accordance with the anti-dilution provision. Thus, the fair value of the award immediately before the modification was equal to its fair value immediately after the modification.

Based upon the market price per share as of December 31, 2013, the options would have had an intrinsic value of approximately $49 million.

We believe the increase in fair value of our common shares from the Acquisition to the fair values estimated in conjunction with our third and fourth quarter 2012 and second quarter 2013 stock option grants was attributable to the overall increase in equity markets and other Company specific factors described below. For example, those specialty chemical companies which we have identified as our market comparables or peer group have traded at increased EBITDA multiples during the third and fourth quarters of 2012. The EBITDA multiple grew 0.9x from the second to third quarter and grew 1.0x from the third quarter to the fourth quarter. Additionally, we noted that this peer group trading EBITDA multiple grew from 8.3x to 10.7x during the last twelve months. In addition, we considered the following Company specific factors:

Increased Company Financial Performance. We have experienced strong economic performance and have a more favorable outlook on our future growth prospects. We achieved 2013 Adjusted EBITDA growth of 6%, or $15 million compared to the comparable period in 2012, and 2012 Adjusted EBITDA growth of 5%, or $11 million, compared to the comparable period in 2011.

Trading Liquidity with a Public Market. The valuation associated with our stock option grants included a valuation multiple discount to reflect our stock illiquidity in the absence of a public trading market.

Income Taxes

Our provision for income taxes is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates and operating loss and tax credit carryforwards.

Our deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that all or some portion of the recorded deferred tax balances will not be realized in future periods. The amount of deferred tax assets considered realizable could be reduced in the near period if estimates of future taxable income in the carryforward period are reduced.

ASC 740-10 requires the recognition of a tax benefit when it is more likely than not, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority.

We record interest accrued related to unrecognized tax benefits as income tax expense.

The Company’s deferred tax assets are recorded, net of valuation allowance, when, based on the weight of available evidence, it is more likely than not that all or some portion of the recorded deferred tax balances will not be realized in future periods. Decreases to the valuation allowance are recorded as deductions to the Company’s provision for income taxes and increases to the valuation allowance result in an additional provision for income taxes.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We operate on a global basis and face foreign exchange risk arising from various currency exposures, primarily with respect to U.S. Dollar and Euro. We are exposed to currency risks from our investing, financing and operating activities. We intend to utilize a hedging strategy to mitigate the cash flow impact of foreign currency exchange risk.

We frequently enter into transactions with third parties that are settled in currencies other than our current functional and reporting currency, the U.S. Dollar. This risk is partially mitigated by matching the currency of third party transactions with the currency denomination of our indebtedness and intercompany loans. To the extent that such matching is insufficient to ameliorate exchange risk, we may consider entering into swap or other hedging contracts to provide additional protection from foreign exchange fluctuations.

We intend, among other things, to effectuate our general policy to reduce this risk:

•	by funding working capital and capital expenditures in the currency in which they generate the majority of their operational cash flows; and

•	through otherwise strategically denominated borrowings in the functional currencies of our companies, principally either U.S. Dollar or Euro.

Currency risks from investing activities

Foreign-currency risks arise in the area of investing activities, such as from the acquisition and disposal of non-U.S. Dollar denominated investments. We may hedge these risks, however, this risk has not historically affected our company.

Currency risks from financing activities

Foreign currency risks in the financing area arise from our financial liabilities vis-à-vis third parties in foreign currencies and from intercompany loans denominated in foreign currencies that are extended between our companies for financing purposes. We intend to convert financial obligations and intercompany loans denominated in foreign currencies into our functional currency or a currency that otherwise offsets related risk.

Currency risks from operating activities

Foreign currency risks in the operating area result from transactions with third parties that are not denominated in the functional currency of the respective group company. Some of our group companies with the Euro as the functional currency do experience significant U.S. Dollar denominated cash flows. However, currency risks resulting from operating activities in non-functional currencies are naturally hedged by matching the denomination of loans to and from our companies and third parties to the denomination of operating cash flows in non-functional currencies.

Cash flow and fair value interest rate risk

Our interest rate risk arises from external borrowings. Borrowings issued at variable rates expose us to cash flow interest rate risk. Borrowings issued at fixed rates expose us to fair value interest rate risk. Approximately one-half of our borrowings are variable rate indebtedness. We currently do not intend to employ interest rate hedges.

We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. A hypothetical 10% increase in our interest rate would have resulted in $91 million in interest expense for the year ended December 31, 2013.

Credit risk

Credit risk arises from cash, cash equivalents and deposits with banks and financial institutions, as well as credit exposures to customers, including outstanding receivables. Our internal policies require that credit exposures with banks and other financial institutions be regularly measured and actively managed and that results reported to senior management to ensure relevancy in volatile credit markets. Credit risks related to trade receivables are systematically analyzed, monitored and managed. We have policies in place to ensure that sales of products and services on credit are made to customers with an appropriate credit history.

ITEM 8.	Consolidated Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2013. Based on that evaluation, the Company’s management, including such officers, concluded that as of December 31, 2013 the Company’s disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Management’s Report on Internal Control Over Financial Reporting.

This annual report does not include a report of management’s assessment regarding intenral control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information.

Not applicable.

PART III

We have omitted from Part III the information that will appear in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item is incorporated by reference to the information under the captions, “Corporate Governance—Committees of the Board—Audit Committee,” “Executive Officers,” “Item 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement.

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, as well as to the members of our Board of Directors and our other officers and employees. This Code of Business Conduct and Ethics is available on our website at www.taminco.com . We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our website.

ITEM 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the information under the caption, “Executive Compensation,” in the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to the securities ownership of certain beneficial owners and management, and equity compensation plan information, is incorporated by reference to the information under the captions, “Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information,” in the Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information under the captions, “Transactions with Related Persons,” “Corporate Governance—Director Independence” and “Corporate Governance—Committees of the Board,” in the Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the information under the caption,” Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

ITEM 15.	Exhibits and Consolidated Financial Statement Schedules.

(a)(1) and (a)(2). Consolidated Financial Statements and Schedules. For a list of the consolidated financial statements and schedules filed herewith, see the Index to Consolidated Financial Statements following the signature page to this Annual Report.

(a)(3). Exhibits. See Index to Exhibits following the consolidated financial statements in this Annual Report.

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

The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.

These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2014.

TAMINCO CORPORATION

By:	/s/ LAURENT LENOIR
Laurent Lenoir
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 2014, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE	TITLE

/s/ LAURENT LENOIR Laurent Lenoir	Chief Executive Officer and Director (Principal Executive Officer)

/s/ KURT DECAT Kurt Decat	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ KENNY CORDELL Kenny Cordell	Director

/s/ SAMUEL FEINSTEIN Samuel Feinstein	Director

/s/ SCOTT KLEINMAN Scott Kleinman	Director

/s/ MARVIN SCHLANGER Marvin Schlanger	Director

/s/ CHARLIE SHAVER Charlie Shaver	Director

/s/ JUSTIN STEVENS Justin Stevens	Director

/s/ POL VANDERHAEGHEN Pol Vanderhaeghen	Director

/s/ JAMES VOSS James Voss	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Taminco Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Taminco Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Taminco Group Holdings S.à r.l.

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2011, and for the period from January 1, 2012 through February 14, 2012 (predecessor periods) of Taminco Group Holdings S.à r.l. Our audits also included the financial statement schedule II listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Taminco Group Holdings S.à r.l. for the year ended December 31, 2011, and for the period from January 1, 2012 through February 14, 2012 (predecessor periods), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ghent, 19 March 2013

Ernst & Young Bedrijfsrevisoren BCVBA

Represented by

/s/ Lieve Cornelis Lieve Cornelis Partner

TAMINCO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions)

	Successor		Predecessor
	Year ended December 31, 2013	Year ended December 31, 2012	January 1 through February 14, 2012	Year ended December 31, 2011
Net Sales	$1,200	$972	$144	$1,123
Cost of Sales	986	810	111	906

Gross Profit	214	162	33	217
Selling, general and administrative expense	64	52	66	49
Research and development expense	12	9	1	12
Other operating expense	42	49	1	16

Operating income (loss)	96	52	(35)	140
Interest expense, net	84	70	8	75
Loss on early extinguishment of debt	12	—	—	—
Other non-operating expense, net	7	11	2	1

Income (loss) before income taxes and equity in earnings	(7)	(29)	(45)	64
Income tax expense (benefit)	—	(3)	9	32

Income before results from equity in losses	(7)	(26)	(54)	32
Equity in losses of unconsolidated entities	—	2	—	2

Net income (loss) for the period	$(7)	$(28)	$(54)	$30

Net Income per common share:
Basic	(0.11)	(0.57)	(0.05)	0.03
Diluted	(0.11)	(0.57)	(0.05)	0.03
Weighted average number of common shares outstanding:
Basic	61,277,130	49,020,506	1,000,000,000	1,000,000,000
Diluted	61,277,130	49,020,506	1,000,000,000	1,000,000,000

See accompanying notes to consolidated financial statements

TAMINCO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Millions)

	Successor		Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 1 through February 14, 2012	Year ended December 31, 2011
Net income (loss) for the period	$(7)	$(28)	$(54)	$30
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	26	2	—	(6)
Net pension and other postretirement benefit adjustments	(1)	(1)	—	(1)

Other comprehensive income (loss), net of tax	25	1	—	(7)

Total comprehensive income (loss)	$18	$(27)	$(54)	$23

See accompanying notes to consolidated financial statements

TAMINCO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Millions)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$88	$67
Trade receivables, net of allowance of doubtful accounts of $1.1 and $1.9 in 2013 and 2012, respectively	62	73
Related parties receivables	1	1
Inventories	138	126
Deferred income taxes	4	4
Prepaid expenses and other current assets	10	13
Income tax receivable	8	13

Total current assets	311	297
Property, plant and equipment, net	470	434
Equity method investment	22	20
Intangibles assets, net	539	586
Goodwill	466	453
Deferred income taxes	2	—
Capitalized debt issuance costs	46	57

Total assets	$1,856	$1,847

Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$6	$6
Trade payables	103	80
Income tax payable	1	4
Other current liabilities	42	51
Deferred income taxes	3	2

Total current liabilities	155	143
Long-term debt	908	1,155
Deferred income taxes	241	249
Long-term pension and post employment benefit obligations	20	16
Other liabilities	7	13

Total liabilities	1,331	1,576

Common stock ($0.001 par value, 250,000,000 shares authorized, 66,411,193 shares issued and outstanding at December 31, 2013; 49,188,071 shares authorized and issued at December 31, 2012)	—	—
Additional paid-in capital	534	298
Retained earnings	(35)	(28)
Accumulated other comprehensive income/(loss)	26	1

Total stockholders’ equity	525	271

Total liabilities and equity	$1,856	$1,847

See accompanying notes to consolidated financial statements

TAMINCO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Successor		Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	January 1 through February 14, 2012	Year Ended December 31 2011
Cash flows provided by operating activities
Net income (loss)	$(7)	$(28)	$(54)	$30
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	115	90	7	72
Deferred tax provision	(20)	(27)	5	(6)
Stock based compensation	1	—	—	—
Other non-cash adjustments:
Loss on early extinguishment of debt	5	—	—	—
Posting share options	—	—	60	—
Loss from equity method investment	—	2	—	2
Amortization of debt-related costs	9	6	—	3
Accrued interest on related party loans	—	—	5	37
Unrealized profit on derivatives	—	—	—	(5)
Net change in assets and liabilities:
(Increase)/Decrease in accounts receivable	13	(8)	11	(3)
(Increase)/Decrease in inventories	(9)	(13)	5	(31)
Increase/(Decrease) in accounts payable	16	(9)	15	7
(Increase)/Decrease in other current assets	9	(5)	(3)	(3)
Increase/(Decrease) in other current liabilities	(5)	(4)	6	2
Increase/(Decrease) in other non-current liabilities	(3)	6	(13)	12

Net cash flows provided by operating activities	124	10	44	117

Cash flows used in investing activities
Acquisition of Taminco Group Holdings S.à.r.l., net of cash acquired	—	(155)	—	—
Purchase of property, plant and equipment	(66)	(51)	(6)	(54)
Purchase of intangible assets	(10)	(8)	—	(7)
Acquisition and investment within joint venture	—	—	—	(14)

Net cash flows used in investing activities	(76)	(214)	(6)	(75)

Cash flows used in financing activities
Proceeds from borrowings	—	1,155	—	—
Repayments of borrowings	(254)	(1,125)	—	(19)
Capital contribution	—	540	—	—
Issuance of common stock	233	1	—	—
Return of capital to Shareholders	(7)	(236)	—	—
Payments of debt issuance costs	(2)	(63)	—	—

Net cash flows from / (used in) financing activities	(30)	272	—	(19)

Effect of exchange rate change on cash and cash equivalents	3	(1)	2	(3)

Net increase / (decrease) in cash and cash equivalents	21	67	40	20
Cash and cash equivalents, beginning of period	67	—	131	111

Cash and cash equivalents, end of period	$88	$67	$171	$131

Supplemental Cash Flow Information:
Interest paid	$72	$48	$1	$41
Income tax payments, net	$19	$35	$—	38

See accompanying notes to consolidated financial statements

TAMINCO CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In Millions)

	Total Equity (Deficit)	Non- Controlling Interests	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional paid In Capital
Predecessor
Balance at January 1, 2011	$(55)	$—	$(54)	$(15)	$14	$—
Net income	30	—	30	—	—	—
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(6)	—	—	(6)	—	—
Net gain on cash flow hedges	—	—	—	—	—	—
Pension and other postretirement benefit adjustments	(1)	—	—	(1)	—	—

Balance at December 31, 2011	$(32)	$—	$(24)	$(22)	$14	$—
Net income	(54)	—	(54)	—	—	—
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	—	—	—	—	—	—
Unrealized net gain on available for sale securities	—	—	—	—	—	—
Pension and other postretirement benefit adjustments	—	—	—	—	—	—

Balance at February 14, 2012	$(86)	$—	$(78)	$(22)	$14	$—

Successor
Balance at January 1, 2012	$—	$—	$—	$—	$—	$—

Capital contribution	540	—	—	—	—	540
Stock Compensation expense	—	—	—	—	—	—
Return of Capital	(243)	—	—	—	—	(243)
Net Loss	(28)	—	(28)	—	—	—
Other comprehensive income (loss), net of tax	1	—	—	1	—	—
Issuance of common stock	1	—	—	—	—	1

Balance at December 31, 2012	$271	$—	$(28)	$1	$—	$298

Net income	(7)	—	(7)	—	—	—
Initial public offering proceeds, net	232	—	—	—	—	232
Issuance of common stock	3	—	—	—	—	3
Compensation cost for stock option grants	1	—	—	—	—	1
Other comprehensive income (loss), net of tax	25	—	—	25	—	—

Balance at December 31, 2013	$525	$—	$(35)	$26	$—	$534

See accompanying notes to consolidated financial statements

TAMINCO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in millions)

1. Background and Basis of Preparation

Taminco Corporation, a Delaware corporation (“Taminco”), formerly known as Taminco Acquisition Corporation, incorporated on December 12, 2011, is a holding company for its wholly owned subsidiary, Taminco Intermediate Corporation (“TIC”). TIC is a holding company for its wholly owned subsidiary, Taminco Global Chemical Corporation, a Delaware corporation (“TGCC”), and its subsidiaries (Taminco, TIC and TGCC and its subsidiaries being referred to herein collectively as the “Company”). Taminco and TIC derive all of their operating income and cash flows from TGCC and its subsidiaries.

On December 15, 2011, an affiliate of Apollo Global Management, LLC (the “Purchaser”) entered into a share purchase agreement (the “Acquisition”) pursuant to which TGCC acquired all of the issued share capital of Taminco Group Holdings S.à r.l. and its subsidiaries (collectively, the “Predecessor”) for a total consideration, including assumed indebtedness, of approximately $1.4 billion. The Acquisition was finalized on February 15, 2012. Therefore, the consolidated income statement, statement of comprehensive income, statement of changes in equity and statement of cash flows are presented for two periods: January 1, 2012 through February 14, 2012 (“Predecessor”) and January 1, 2012 through December 31, 2012 (“Successor”), which relate to the period immediately preceding and succeeding the Acquisition, respectively. The statement of financial position of Taminco as of December 31, 2011 and the results of its operations and cash flows from December 12, 2011 to December 31, 2011 are nominal, and accordingly have not been presented. Additionally, the results of operations and cash flows of Taminco for the period from January 1, 2012 until February 14, 2012 (period prior to the acquisition) consists solely of acquisition related costs. The results of the Successor are not comparable to the results of the Predecessor as the acquired assets and liabilities have been subsequently remeasured at fair market value.

For periods prior to February 15, 2012, references to the Company refer to the Predecessor. For periods subsequent to February 15, 2012, references to the Company refer to Taminco and its direct and indirect subsidiaries.

The principal activity of the Company is to produce alkylamines and derivatives, key building blocks in an array of chemical products that have a wide range of applications. These alkylamines and alkylamine derivatives are used by the Company’s customers in the manufacturing of products, primarily for the agriculture, water treatment, personal and home care, animal nutrition and oil and gas end-markets.

The Company currently operates seven plants worldwide dedicated to the production of alkylamines and alkylamine derivatives, including two larger facilities in the United States and in Europe, a joint venture facility with Mitsubishi Gas Chemical Company and certain of its affiliates (the “MGC Group”) in China, and two other 100% Taminco-owned facilities in China.

2. Significant Accounting Policies

Principles of Consolidation and Presentation

All majority owned or controlled subsidiaries of the Company are included in the consolidated financial statements and intercompany transactions are eliminated upon consolidation.

Subsidiaries are those enterprises that are controlled by the Company. Control exists when the Company has the power, directly or indirectly, to govern the financial and operating policies of an enterprise so as to obtain benefits from its activities. The financial statements of subsidiaries are prepared for the same reporting year as those of the parent company, using consistent accounting policies. Subsidiaries are consolidated from the date on which control is transferred to the Company and cease to be consolidated from the date on which control is transferred to a person or entity outside the control of the Company. A change in ownership interest of a subsidiary, without a change in control, is accounted for as an equity transaction.

Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures are included at cost plus its equity in undistributed earnings in accordance with the equity method of accounting and reflected as equity method investments in the consolidated balance sheets.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes the most complex and sensitive judgments, because of their significance to the consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency for foreign operations is their respective local currency. Adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of shareholders’ equity. Gains or losses resulting from transactions in other than the functional currency are reflected in the consolidated statements of income.

Revenue Recognition

Sales of products are recorded (i) upon shipment if title passes to the customer upon shipment, or upon delivery if title passes to the customer upon delivery, (ii) when persuasive evidence of an arrangement exists with the customer, (iii) when the sales price is fixed and determinable, and (iv) when the collectability of the sales price is reasonably assured. Revenue is recognized net of discounts and allowances, which are comprised of trade allowances, cash discounts and sales returns and value added tax. The company accounts for rebates in accordance with Accounting Standards Codification (“ASC”) 605-50. Accordingly, consideration given by the Company to a customer is characterized as a reduction of net sales. Freight costs and any directly related costs of shipping finished product to customers are recorded as “cost of sales.” Billings to customers for shipping fees are included in net sales in accordance with ASC 605-45. Handling costs are incurred from the point the product is removed from inventory until it is provided to the shipper and generally include costs to store, move and prepare the products for shipment. Handling costs are recorded in cost of sales in the Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash with banks and short term investments (maximum maturity at date of purchase of 3 months) that are readily convertible to known amounts of cash and that are subject to an insignificant risk of change in value.

Transfers of Financial Instruments

The Company accounts for sales and transfers of financial instruments under Accounting Standards Codification (“ASC”) 860. ASC 860 states that a transfer of financial assets (either all or a portion of a financial asset) in which the transferor surrenders control over those financial assets shall be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The Company sells receivables to a bank which qualify as financial assets since they are associated with the sale of products by the subsidiaries of the Company and accepted by the Company’s customers in the ordinary course of business. For all receivables sold to the bank, the risks of collection of such receivables reside with the bank. Therefore, upon sale of the receivables to the bank, the appropriate reversal of any accounts receivable or applicable allowances are recorded by the Company.

Allowance for Doubtful Accounts

Outstanding trade receivables are regularly monitored and any shipments to major customers are generally covered by letters of credit or other forms of credit insurance. Analysis is performed regularly to estimate the allowance necessary to provide for uncollectible receivables. This analysis is based on historical experience, combined with a review of current developments and includes specific accounts for which payment has become unlikely.

Inventory

Inventories are stated at lower of cost or market using the first-in, first-out method. Costs include direct material, direct labor and applicable manufacturing overheads, which are based on normal production capacity. Abnormal manufacturing costs are recognized as period costs and fixed manufacturing overheads are allocated based on normal production capacity. An allowance is provided for excess and obsolete inventories based on management’s review of inventories on-hand compared to the estimated future usage and sales.

Property, Plant and Equipment

Property, plant and equipment (including leasehold improvements and software costs) are recorded at cost, net of accumulated depreciation and amortization. Major renewals and betterments are capitalized, maintenance, repairs and minor renewals are expensed as incurred. Depreciation, recorded as a component of cost of sales or as a component of selling, general and administrative expenses on the Consolidated Statements of Operations, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is recorded as a component of cost of sales, and is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives are 15 years for buildings, from 5 to 15 years for plant, machinery and equipment, and from 3 to 15 years for furniture and vehicles.

The Company capitalizes the costs of software developed for internal use, which is entirely comprised of external costs. The Company amortizes software developed or obtained for internal use on a straight-line basis, for 5 years, when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $4 million and $4 million at December 31, 2013 and 2012, respectively.

The Company records asset retirement obligations as liabilities on a discounted basis and accretes them over time for the change in present value. Costs associated with the liabilities are capitalized and amortized over the estimated remaining useful life of the asset.

Intangible Assets

Intangible assets mainly include regulatory registration costs, customer relationships, patents and licenses and various contracts.

Regulatory costs

Certain products primarily within the Company’s Crop Protection segment need to be registered before they can be sold/offered to the market (phyto-pharmaceuticals, biocides, etc). Costs related to such registration, such as toxicological studies and registration costs made to third parties, as well as re-registration costs, are included in intangible assets as they represent transferrable assets that have a future value. These intangibles are amortized over a period of 3 years.

Patents and licenses

Acquired patents and licenses are measured on initial recognition at cost. Following initial recognition, they are carried at cost less any accumulated amortization and any accumulated impairment losses. They are amortized on a straight-line basis over the useful economic life and assessed for impairment whenever there is an indication that the intangible asset may be impaired.

Other intangible assets

Other intangible assets mainly include customer relationships and raw material purchase contracts resulting from business acquisitions. These customer relationships originate from a very strong customer base with low attrition and high entrance barriers for new competitors, further reducing the churn rate of the customer base. Other intangible assets were stated at fair value at acquisition and amortized using the straight-line method over the shorter of their estimated useful lives or the term of the related agreement.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

The Company assesses goodwill for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs its required annual impairment testing in the fourth quarter of each year subsequent to completing its annual forecasting process. Each of the Company’s reporting segments represents a reporting unit.

The Company assesses goodwill for impairment by first comparing the carrying value of each reporting unit to its fair value using the present value of expected future cash flows. If the fair value is less than the carrying value, then the Company would perform a second test for that reporting unit to determine the amount of impairment loss, if any. The Company determines the fair value of its reporting units utilizing the Company’s best estimate of future revenues, operating expenses, cash flows, market and general economic conditions as well as assumptions that it believes marketplace participants would utilize, including discount rates, cost of capital, and long term growth rates. When available and as appropriate, the Company uses comparative market multiples and other factors to corroborate the discounted cash flow results.

We performed an annual impairment test at October 1, 2013, based on cash flow projections which were derived from the most current financial budgets covering a five-year period, as approved by the Board of Directors. The budgets and projected cash flows were updated based on an assessment of the main parameters described above. The cash flows beyond the five-year period were compiled using a 2% volume growth rate. The projected cash flows do not include restructuring activities that the Company has not yet committed to, or significant future investments that will enhance the performance of the reporting units.

The Company evaluates the recoverability of its other long-lived assets, including amortizable intangible assets, if circumstances indicate impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business unit. If such analysis indicates that the carrying value of these assets is not recoverable, then the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations.

Leases

We lease land and fixed assets for use in our operations. All lease agreements are evaluated and classified as either an operating lease or a capital lease. A lease is capitalized as a capital lease if any of the following criteria are met: transfer of ownership to the lessee by the end of the lease term; the lease contains a bargain purchase option; the lease term is equal to 75% or greater of the asset’s useful economic life; or the present value of the future minimum lease payments is equal to or greater than 90% of the asset’s fair market value. Capital leases are capitalized at the lower of the net present value of the total amount of rent payable under the leasing agreement (excluding finance charges) or fair market value of the leased asset. Capital lease assets are depreciated on a straight-line basis, over a period consistent with our normal depreciation policy for tangible fixed assets, but not exceeding the lease term. Operating lease expense is recognized ratably over the entire lease term.

Contingencies

The Company records liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Pensions and Other Post-Retirement Benefits

All post-retirement benefits are accounted for on an accrual basis using actuarial assumptions. Post-retirement pension benefits are provided for substantially all employees in Belgium and Germany through plans specific to each of these countries. The costs of the benefits provided through plans of the Company are included in the accompanying consolidated financial statements and summarized in detail along with other information pertaining to these plans in Note 14. These actuarial calculations include making assumptions about discount rates, expected rates of return on plan assets, future salary increases, future health care costs, mortality rates and future pension increases.

The Company is also required to measure a defined benefit plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit post-retirement plan in comprehensive income in the year in which the changes occur.

Additionally, the Company offers to its Belgian employees, executives and blue collar workers the opportunity to enter into an early retirement scheme, as agreed in a collective employment agreement at the level of the Belgian Chemicals Industry sector. The employee benefits of this early retirement scheme are partly paid by the Company and partly paid by the Belgian Government. This early retirement scheme is unfunded and is recorded in the non-current liabilities section of the consolidated balance sheets. The amounts accrued in the Financial Statements are derived from an actuarial calculation and represent the current and future liabilities from the Company to fund its obligations in this early retirement scheme.

Derivative Instruments

The Company uses derivative financial instruments such as interest rate swaps to manage its risk associated with interest rate fluctuations. Such financial instruments are recorded at fair value. The fair value of the interest rate swaps is determined by estimating the present value of amounts to be paid under the agreement offset by the net present value of expected cash inflows based on market rates.

Advertising Expense

Advertising costs are expensed in the period incurred. Advertising expenses, recorded within the Selling, general and administrative line item on the Consolidated Statement of Operations, were approximately $0.7 million for the year ended December 31, 2013, $0.5 million for the successor period ended December 31, 2012 and $0.1 million for the Predecessor period ended February 14, 2012. Advertising costs were $0.5 million for the year ended December 31, 2011.

Research, Development and Engineering Expenses

Research, development and engineering costs are expensed as incurred.

Income Taxes

The Company’s provision for income taxes is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates and net operating loss and tax credit carryforwards.

The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that all or some portion of the recorded deferred tax balances will not be realized in future periods. The amount of deferred tax assets considered realizable could be impacted in the near period if there are changes in estimates of future taxable income in the carryforward period.

The Company recognizes a tax benefit when it is more likely than not, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority. The Company records interest and penalties accrued in relation to unrecognized tax benefits as income tax expense.

Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares outstanding for the period. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of shares outstanding for the period, adjusted for the effect of an assumed exercise of all dilutive options outstanding at the end of the period.

Time vesting options to purchase 1.3 million shares of common stock outstanding during both the year ended December 31, 2013 and 2012 were not included in the computation of diluted earnings per common share as the effect would be anti-dilutive. In addition, performance vesting options to purchase 2.0 million and 2.1 million shares of common stock outstanding during the year ended December 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per common share as the performance condition necessary to exercise the options was not met during or as of the end of the period presented.

Reclassifications

The Company has made reclassifications to certain amounts in the consolidated financial statements of prior periods to conform to current period presentation for comparative purposes.

Share-Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the fair value of time vested stock options and a lattice based valuation model to estimate the fair value of performance based awards on the date of grant which requires certain estimates by management including the expected volatility and expected term of the option. The fair value of the performance based options were determined using a Monte Carlo model.

Management also makes decisions regarding the risk-free interest rate used in the models and makes estimates regarding forfeiture rates. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. For non-performance based employee stock awards, the fair value of the compensation cost is recognized on a straight-line basis over the requisite service period of the award. Compensation cost for restricted stock (non-vested stock) is recorded based on its market value on the date of grant and is expensed in the Company’s Consolidated Statements of Operations ratably over the vesting period. Performance based options vest upon the achievement of certain internal rate of return measures, the unrecognized costs of the performance based options will be recorded as compensation expense when the performance measures are probable of occurring.

On April 4, 2013, the Board of Directors approved an amendment to the Company’s Certificate of Incorporation to approve a stock split of the Company’s common shares at a ratio of 9.0824 to 1 (the “Stock Split”). On April 4, 2013, the Company filed an Amended and Restated Certificate of Incorporation (the “A&R Certificate”) with the Secretary of State of the State of Delaware to affect the Stock Split. The A&R Certificate provides that the Stock Split became effective upon filing, at which time every one issued and outstanding share of common stock of the Company split into 9.0824 shares of issued and outstanding common stock, without any change in par value. The accompanying financial statements and notes to the financial statements give retroactive effect to the stock split for all periods presented.

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

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), an update to the Comprehensive Income Topic of FASB ASC (“ASC220”). ASU 2013-02 requires companies to report, in one place, information about reclassifications out of AOCI and to present such reclassifications by component. For significant items reclassified out of AOCI to net income in their entirety in the reporting period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. For items not reclassified to net income in their entirety in the reporting period, companies must cross-reference in a note to other required disclosures. In addition, the amended guidance requires detailed reporting about current-period changes in AOCI (i.e., reclassifications and other amounts of current-period OCI) for each component of OCI on the face of the financial statements or in the notes. The amendments became effective for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. As the amended guidance only clarified the presentation of such items but did not change their nature, recognition, measurement or reclassification requirements, the adoption did not have an impact on the Company’s financial position, results of operations and cash flows.

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

3. Acquisition of Taminco

On December 15, 2011, an affiliate of Apollo Global Management, LLC (the “Purchaser”) entered into a share purchase agreement (the “Acquisition”) pursuant to which the Company acquired all of the issued share capital of the Predecessor and its subsidiaries for a total consideration of approximately $1.4 billion, including assumed indebtedness, of approximately $1.1 billion. The Acquisition was consummated on February 15, 2012.

Purchase Price Allocation

We accounted for the Acquisition in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) 805, “Business Combinations,” whereby the acquired assets and liabilities assumed are initially recorded at fair value.

In accordance with the provisions of ASC 805, the total purchase price was preliminarily assigned the Company’s net tangible and identifiable intangible assets based on their estimated fair values as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

Property, plant and equipment include a fair value adjustment of $200 million and consist of land, buildings, plant and equipment. Depreciable lives range 15 years for buildings and from 5 to 15 years for plant and equipment.

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

The Acquisition related intangible assets valuation are as follows:

	Estimated Useful Lives	As of the Acquisition
Regulatory costs	3 years	$6
Customer relationships	12 years	346
Technology, patents and license costs	10 years	94
Various Contracts	8 years	186
Leasehold Improvements	44 years	4

Total Intangible Assets at Acquisition		$636

Supplementary Pro Forma Information

The unaudited pro forma combined statements of operations for the year ended December 31, 2012 have been derived from our historical consolidated financial statements and have been prepared to give effect to the Acquisition, assuming that the Acquisition occurred on January 1, 2012.

The unaudited pro forma combined statements of operations for the twelve month period ended December 31, 2012 have been adjusted to reflect:

•	additional depreciation and amortization that resulted from changes in the estimated fair value of assets and liabilities;

•	increase of the interest expense resulting from new indebtedness incurred in connection with the Acquisition; and

•	incremental operating expenses, representing the annual management fee to be paid by the Company to Apollo.

			For the year ended December 31, 2012
(In millions, except per share amounts)	Predecessor January 1 through February 14, 2012	Successor year ended December 31, 2012	Adjustments	Pro Forma Combined
Net sales	$144	$972	$—	$1,116

Net income (loss)	$(54)	$(28)	$(6)	$(88)

Net income (loss) per common share:
Basic	$(0.05)	$(0.57)		$(1.80)
Diluted	$(0.05)	$(0.57)		$(1.80)

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

4. Accounts Receivable

Allowances for doubtful accounts were $1.1 million and $1.9 million at December 31, 2013 and 2012, respectively, and mainly related to the receivables not sold. The company reduced its allowances for doubtful accounts by $0.8 million for the year ended December 31, 2013, based upon favorable customer payment experience. Total bad debt expense was $0.6 million for the year ended December 31, 2012, $0.0 million for the Predecessor period from January 1 through February 14, 2012, and $0.7 million for the year ended December 31, 2011.

We make use of Non-recourse Factoring Facilities to manage fluctuations in our trade working capital. The Factoring Facility with BNP Paribas Fortis has a limit of $207 million (the U.S. Dollar equivalent of the €150 million commitment amount as of December 31, 2013) and applies to the eligible accounts receivable in the United States and Belgium. The Factoring Facility with ING Commercial Finance Belux has a limit of $11 million (the U.S. Dollar equivalent of the €8 million commitment amount as of December 31, 2013) and applies to the eligible accounts receivable in Germany. The arrangements contain limitations as to the amount of eligible receivables that any one debtor can be factored at any moment in time. The limit is usually 15% of the amount of outstanding eligible receivables with the exception of certain specific debtors, where this limit is 30%. The Non-Recourse Factoring Facilities are committed until December 31, 2017 with a provision for indefinite extension and a notice period prior to termination of one year. Financing was approved on 85% of the relevant outstanding accounts receivable.

The total amount of eligible receivables insured by BNP Paribas Fortis Factor NV sold during the years ended December 31, 2013 and 2012 was $847.3 million and $685.5 million, respectively. The total amount of eligible receivables sold during the Predecessor period from January 1 through February 14, 2012 was $94.3 million. The Company sells the receivables at face value but receives actual funding net of a deposit account (approximately 85%) until collections are received from customers for the receivables sold.

The costs associated with the Non-recourse Factoring Facilities consist of a commission fee on the factored receivables and an interest charge on the amount drawn under the facilities. The total commission fees on the factored receivables for the years ended December 31, 2013 and 2012 was $1.0 million and $0.9 million, respectively. The total commission fees for the Predecessor period from January 1 through February 14, 2012 was $0.2 million and for the year ended December 31, 2011 was $0.9 million. The interest charge for the years ended December 31, 2013 and 2012 was $1.5 million and $0.5 million, respectively. The total interest expense for the Predecessor period from January 1 through February 14, 2012 was $0.1 million and for the year ended December 31, 2011 was $0.6 million. These commission fees are included in the line item “Selling, general and administrative expense” of the consolidated statement of operations while the interest charge is included within “Interest expense”. The factored receivables are removed from the accounts receivables balance in accordance with guidance under ASC topic 860, Transfers and Servicing. The amounts outstanding under the Non-recourse Factoring Facilities were $102.6 million and $86.3 million at December 31, 2013 and 2012, respectively.

As part of the program, the Company continues to service the receivables. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss was recorded. The Company estimates the fair value using inputs based on historical and anticipated performance of similar receivables, including historical and anticipated credit losses. The Company is exposed to credit losses on sold receivables up to the amount of the deposit amount. Credit losses for receivables sold and past due amounts outstanding for the years ended December 31, 2013 and 2012 were both immaterial.

5. Inventories

Inventories consisted of the following components:

	December 31, 2013	December 31, 2012
Finished goods and work-in-process	$111	$98
Raw materials and supplies	27	28

Total inventories	$138	$126

Total inventories are presented net of an allowance for excess and obsolete inventory of $1.7 million and $1.5 million at December 31, 2013 and 2012, respectively. The total expense charged for excess and obsolete inventory for the years ended December 31, 2013 and 2012 was $0.7 million and $0.4 million, respectively. The total expense charged for excess and obsolete inventory for the Predecessor period from January 1 through February 14, 2012 was $0.1 million and for the year ended December 31, 2011 was $0.2 million.

6. Property, Plant and Equipment

Property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

	December 31, 2013	December 31, 2012
Land and improvements	$35	$33
Buildings, structures and related improvements	40	37
Plant, machinery and equipment	410	362
Furniture and vehicles	3	3
Construction-in-process	52	31
Software applications	9	7

Less accumulated depreciation	79	39

Total Property, Plant and Equipment, Net	$470	$434

Total depreciation expense (excluding capital lease depreciation) for the years ended December 31, 2013 and 2012 was $46.8 million and $38.4 million, respectively. Total depreciation expense for the Predecessor period from January 1 through February 14, 2012 was $3.4 million and for the year ended December 31, 2011 was $43.9 million.

The total capitalized interest expense for the years ended December 31, 2013 and 2012 was $0.5 million and $0.2 million, respectively. The total capitalized interest expense for the Predecessor period from January 1 through February 14, 2012 was $0 and for the year ended December 31, 2011 was $0.4 million.

Capital Leases

	December 31, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Plant, machinery and equipment	$10	$2	$8	$9	$1	$8

Total capital lease assets	$10	$2	$8	$9	$1	$8

We lease our co-generating equipment under long-term capital leases. The amortization expense of assets recorded under capital leases are included with the depreciation expense and for the years ended December 31, 2013 and 2012 was $1.0 million and $1.1 million, respectively, and for the Predecessor period ended February 14, 2012 was $0.2 million. In the Predecessor year ended December 31, 2011 amortization expense was $1.2 million.

The aggregate future estimated payments under these commitments are:

2014	$1
2015	$1
2016	$1
2017	$1
2018	$2
Thereafter	$2

Total capital lease payments	$8

The future interest payments are $0.4 million for 2014, $0.3 million for 2015, $0.3 million for 2016, $0.2 million for 2017, $0.2 million for 2018 and $0.6 million thereafter.

Operating Leases

We lease office facilities, railcars, vehicles and other equipment under long-term non-cancelable operating leases. The aggregate future estimated payments under these commitments are:

2014	$11
2015	$10
2016	$9
2017	$8
2018	$2
Thereafter	$14

Total operating lease payments	$54

Rental expense for the years ended December 31, 2013, and 2012 was $17.1 million and $14.3 million, respectively. Rental expense for the Predecessor period from January 1, 2012 through February 14, 2012 was $2.3 million. Rental expense for the year ended December 31, 2011 was $13.9 million.

Asset Retirement Obligations

The Company has a contractual obligation to remove certain assets constructed on leased land. The fair value of the future retirement obligation is recorded as a liability on a discounted basis when they are incurred and an equivalent amount is capitalized to property and equipment. The initial recorded obligation is discounted using the Company’s credit adjusted risk free-rate and is reviewed periodically for changes in the estimated future costs underlying the obligation. The Company amortizes the initial amount capitalized to property and equipment as depreciation expense, and recognizes accretion expense in connection with the discounted liability over the estimated remaining useful life of the leased assets in the line cost of sales in the consolidated Statement of Operations.

In August 2007, an asset retirement obligation of $1.7 million was established representing the discounted cost of the Company’s estimate of the obligations to remove any equipment at the end of the lease term at one of its production facilities. The estimate was developed with the assistance of a third party contractor familiar with the site.

At December 31, 2013 and 2012, the asset retirement obligations amounted to $1 million and $1 million, respectively. During the years ended December 31, 2013 and 2012, there was an accretion of discount amount of $0.1 million and $0.1 million, respectively.

7. Equity Method Investments

During the year ended December 31, 2011, the Company and Mitsubishi Gas Chemical Company (MGC) entered into a joint venture agreement, obtaining official approval of the Te An Ling Tian (TALT). As of March 31, 2011, the Company had acquired a 50% interest. Total investment in the joint venture amounts to $6.5 million of which $2.5 million has been paid in March 2011 and $4.0 million has been paid in September 2011. In April 2011 the joint venture partners agreed on an equal capital increase in which the Company contributed $ 2.5 million. In September 2011 the Company provided further financing through a subordinated shareholder loan of $ 5.0 million. For financial reporting purposes, the results of operations from this joint venture have been included in the Company financial statements from the quarter ended June 30, 2011.

	Year Ended December 31,	Year Ended December 31,
	2013	2012
Beginning balance	$20	$—
Acquisition	—	21
Loss from equity investments	—	(2)
Dividends Received	—	—
Contributions to joint ventures	—	—
Currency exchange effects	2	1

Ending Balance	$22	$20

8. Goodwill and Intangible Assets

Goodwill by segment and changes in the carrying amount are as follows:

	Functional Amines	Specialty Amines	Crop Protection	Total
Successor
Balance at January 1, 2012	—	—	—	—
Business acquisitions(1)	165	153	134	452
Foreign currency translation	1	—	—	1

Balance at December 31, 2012	$166	$153	$134	$453

Foreign currency translation and other	4	5	4	13

Balance at December 31, 2013	$170	$158	$138	$466

(1)	Represents the goodwill established during the Acquisition of the Predecessor by affiliates of Apollo Global Management.

Intangible assets are as follows:

		December 31, 2013			December 31, 2012
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Leasehold interest	44 years	$4	$—	$4	$4	$—	$4
Regulatory costs	3 years	14	2	12	9	2	7
Customer relationships	12 years	358	55	303	347	24	323
Technology, patents and license costs	10 years	96	18	78	94	8	86
Various Contracts	8 years	186	44	142	186	20	166
Software License costs	5 years	—	—	—	—	—	—

Total intangible assets		$658	$119	$539	$640	$54	$586

Intangible asset amortization expense for the year is as follows:

	Successor		Predecessor
	Year ended December 31, 2013	Year ended December 31, 2012	January 1 through February 14, 2012	Year ended December 31, 2011
Regulatory costs	$5	$4	$1	$4
Customer relationships	29	24	1	15
Technology, patents and license costs	10	7	1	2
Various Contracts	24	19	1	6

Total amortization expense	$68	$54	$4	$27

Based on the Company’s amortizable intangible assets as of December 31, 2013, the Company expects related amortization expense for the five succeeding years to approximate $68 million annually.

9. Other Current Liabilities

Other current liabilities consisted of the following:

	December 31, 2013	December 31, 2012
Payroll and Benefits	$12	$12
Accrued Interest	10	11
Accrued Rebates	6	6
Taxes other than income taxes	—	3
Distribution Payable	—	7
Accrued Charges	14	12

Total other current liabilities	$42	$51

10. Restructuring

The following table sets forth the changes in the restructuring reserve:

Total
Predecessor
Balance at December 31, 2011	$10
Incurred and charged to expense	1
Cash payments	(2)
Successor
Balance at January 1, 2012	$—
Business acquisition	11
Incurred and charged to expense	—
Cash payments	(5)

Balance at December 31, 2012	$6

Incurred and charged to expense	—
Cash payments	(2)

Balance at December 31, 2013	$4

In 2011 the Company recognized restructuring expenses reported in the Other Operating Expense of the Consolidated Statement of Operations for a total amount of $ 11 million primarily related to a restructuring provision following the decision in August 2011 to close the MIPA (monoisopropylamine) production facility of Taminco Comércio e Industría de Aminas Ltda. located in Camaçari, Bahia, Brazil. The provision is an estimate for all costs related to the closure such as employee termination indemnities, early termination indemnity of raw material and utilities supply contracts and cleaning costs to make the site available for sale. The operating business of the MIPA facility has moved to the production facility in St. Gabriel, Louisiana. The MIPA business is now managed through the North American business. The 2011 restructuring affected the Functional Amines segment.

The 2013 restructuring accrual consists of the following amounts:

Supplier termination expense	$1
Other expenditures	2
Severance liabilities	1

Total	$4

11. Short and Long-Term Debt

Total indebtedness is as follows:

	December 31,	December 31,
	2013	2012
Senior Secured Credit Facilities
Term loan Credit Facility—USD—$350 million	$344	$347
Term loan Credit Facility—EUR—€120 million	163	157
Second-Priority Senior Secured 9.75% Notes due 2020, $400 million	400	400
Senior PIK Toggle 9.125% Notes due 2017, $ 250 million	—	248
Capital and financing lease obligations	7	9

Total	914	1,161

Less current maturities	6	6

Total Long-term debt	$908	$1,155

Aggregate maturities of debt for long-term borrowings are as follows:

2014	$6
2015	$6
2016	$5
2017	$5
2018	$4
Thereafter	$881

Total aggregate maturities of debt	$907

As of December 31, 2013, the total capacity and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate		Expiration Date	Total Capacity	Available Capacity
Senior Secured Credit Facilities
Revolving Credit Facility—USD—$200 million	(1)(2)		February15, 2017	$200	$198
Term loan Credit Facility—USD—$350 million	(1	)(3)	February 15, 2019	344	—
Term loan Credit Facility—EUR—€120 million	(1)(4)		February 15, 2019	163	—
Second-Priority Senior Secured Notes	9.75%		March 31, 2020	400	—

				$1,107	$198

(1)	Alternate base rate is 1.00%.
(2)	The applicable rate is determined by the First Lien Leverage Ratio. Below is table summarizing the applicable rate for the Revolving credit facility:

Revolving Credit Facility Leverage Ratio	ABR Spread for Revolving Loans	Eurocurrency Spread for Revolving Loans
Category 1: Greater than or equal to 1.50 to 1.00	2.25%	3.25%
Category 2: Less than 1.50 to 1.00 and greater than or equal to 1.00 to 1.00	2.00%	3.00%
Category 3: Less than 1.00 to 1.00	1.75%	2.75%

(3)	The applicable rate for the Dollar term loan is 3.25% per annum.
(4)	The applicable rate for the Euro term loan is 3.50% per annum.

Description of Taminco Corporation and Subsidiary Debt

The debt incurred on the transaction date, February 15, 2012, included borrowings under the Company’s senior secured credit facility (the “Senior Secured Credit Facility”) and the issuance of secured notes. The Company borrowed an initial amount of $510 million in term loan facilities and under the Senior Secured Credit Facility (consisting of $350 million Dollar Term Loans and €120 million Euro Term Loan) with original maturity dates of February 15, 2019. In addition, The Company issued an original aggregate principal amount of $400 million under a Second-Priority Senior Secured Notes with a maturity date of March 31, 2020 (the “2020 Notes”). The initial term loan facilities and issuance of 2020 Notes were used by the Company to pay off the previously existing debt.

On the transaction date, the Company also entered an agreement for a $200 million Senior Secured Revolving Credit Facility. As of December 31, 2013, there are no outstanding borrowings against the revolving loan.

On May 15, 2012, the Company refinanced the Senior Secured Credit Facility. As part of this refinancing, the applicable rate was lowered by 1% on the USD loans and 0.75% on the Euro loans. There were no changes to the term of the loan. In addition, the revolving credit agreement was reduced by $5.8 million, reducing the available capacity to $194 million. The transaction was treated as a debt modification and the financing costs of $8 million were capitalized and will be amortized over the life of the loan to interest expense.

Senior Secured Credit Facility

The Senior Secured Credit Facility consists of term loan facilities and revolving credit facilities (the facilities described in the Original Credit Agreement, and as amended by the Senior Secured Credit Facility Amendment).

The Senior Secured Credit Facility and the indenture governing the Notes contain customary covenants. We may be required to comply with a specific financial ratio under our revolving credit facility. Under the revolving credit facility, if we have indebtedness under the revolving credit facility or if more than $20 million of letters of credit that are not cash-collateralized are outstanding, we must maintain a maximum net first lien coverage ratio of 3.75 to 1.00, tested quarterly and upon each credit extension. As of December 31, 2013, there were no amounts drawn under our revolving credit facility and we had a net first lien coverage ratio of 1.7 to 1.00, which would have been in compliance with the ratio requirement if we were under an obligation to comply.

Second-Priority Senior Secured Notes

On February 15, 2012, the Company issued in a private placement $400 million of 9.75% Second-Priority Senior Notes due 2020. The 2020 Notes mature on March 15, 2020 and bear interest payable semiannually on March 31 and September 30 of each year.

The Company may redeem some or all of the 2020 Notes at any time on or after March 31, 2015 at the redemption price equal to the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date. In addition, the Company may redeem up to 40% of the aggregate principal amount of the 2020 Notes on or prior to March 31, 2015, with the net proceeds from certain equity offerings at a redemption price of 109.750%, plus accrued and unpaid interest, if any to the redemption date. Prior to March 31, 2015, the Company may redeem some or all of the 2020 Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus an applicable “make-whole” premium.

Senior PIK Toggle Notes

On December 18, 2012, the Company issued in a private placement $250 million of 9.125%/9.875% Senior PIK Toggle Notes due 2017 (the “PIK Toggle Notes” and, together with the 2020 Notes the “Notes”). The PIK Toggle notes were extinguished in May and June 2013 with the proceeds from the Company’s IPO . This transaction resulted in a $12 million loss on early extinguishment of debt, which consisted of the redemption premium, the write off of the remaining deferred financing charges and the additional expense related to the discount. This loss is recorded on the Company’s consolidated statement of operations.

12. Stock-Based Compensation

Incentive Equity Awards Granted by Taminco Corporation

In April 2012, the Company granted stock options. The original stock options granted were either time vesting or performance based awards with an exercise price equal to the grant date fair price of the underlying shares. The Traunch A shares which are time vesting follow a vesting schedule whereby one-fifth of the shares vest on each of the first five grant date anniversaries. The vesting of the rest of the shares will accelerate upon a realization event. The Traunch B shares are performance vesting are based on the occurrence of a realization event and two financial metrics (Sponsor Internal Rate of Return and Sponsor Multiple of Invested Capital).

Options totaling 3,295,958 were granted in connection with the April 2012 issuance. An additional 229,458 options were granted later in 2012 and an additional 10,000 options in 2013. The fair value of the time vesting options was determined by using the Black-Scholes formula with expected life based on the SEC simplified method. The fair value of the performance vesting options was determined by using a Monte Carlo model.

2012 Time Vesting Options
Weighted average grant date fair value	$4.88 - $6.12
Expected volatility	37%
Expected Term (years)	8
Risk-free interest rate	1.32% - 1.81%
Dividend yield	—

2013 Time Vesting Options
Weighted average grant date fair value	$7.67
Expected volatility	37%
Expected Term (years)	8
Risk-free interest rate	1.32%
Dividend yield	—

Equity Award Activity of Taminco Corporation

A summary of 2012 and 2013 option and restricted share activity is presented below (number of shares in millions):

	Time Vesting Options	Performance Based Options
Outstanding at January 1, 2012	—	—

Granted	1.37	2.15
Exercised	—	—
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2012	1.37	2.15

Granted	.01	—
Exercised	—	—
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2013	1.38	2.15

At December 31, 2013, there were 0.2 million options exercisable. There were no options exercisable at December 31, 2012.

On December 18, 2012, the Company distributed approximately $243 million as a return of capital to the existing shareholders of the Company. The Company had no prior history of cash dividends. Noting the significant change to the capital structure that resulted from the distribution, the Compensation Committee referenced the anti-dilution provisions of the existing stock plan. As such, the Compensation Committee amended the existing stock options to reduce the exercise price by $4.96 per share. There was no incremental value ascribed to the options and therefore no additional compensation cost has been recognized. The awards were adjusted based on an anti-dilution provision within our existing stock option plan that requires the adjustment in the event of an equity restructuring, which is structured to preserve the value of the awards upon completion of the equity restructuring. As such and based upon the guidance of ASC 718-20-35-6, we determined that incremental fair value, and therefore incremental compensation expense, should not result from the modification. In our situation, the fair value of the award immediately before the modification reflected the required adjustment to the award’s terms in accordance with the anti-dilution provision. Thus, the fair value of the award immediately before the modification was equal to its fair value immediately after the modification.

As of December 31, 2013 and 2012, respectively, there was approximately $5.2 million and $6.1 million of unrecognized compensation cost related to the time vesting options and $2.5 million and $2.6 million of unrecognized compensation cost related to performance based options issued. Unrecognized cost for the time vesting options will be recorded in future periods as compensation expense as the awards vest over the 8 year period from the date of grant with a remaining weighted average period of approximately 7 years. The unrecognized cost for the performance based options will be recorded when the achievement of the target internal rate of return measures are probable of occurring.

Stock Options Related to the Predecessor

In August 2007 certain management members (“Beneficiaries”) entered into an agreement (the “Option Agreement”) whereby stock options were granted to management that are exercisable into shares of Taminco International S.à r.l. (which was the direct holding company of Taminco Group Holdings S.à r.l. until February 14, 2012). In accordance with the Option Agreement, the options are exercisable only upon the occurrence of a sale of the Company, change in control, or initial public offering (the “Exit Event”). The number of exercisable options is determined on the basis of the internal rate of return achieved by the investors in Taminco International S.à r.l. upon the Exit Event. All options lapse if the option holders cease to remain employees of the Company through the Exit Event. Since the stock options only become exercisable upon an Exit Event, management determined that it is not probable that such options will vest until the Exit Event occurs.

The maximum number of stock options to be granted to the Beneficiaries upon the agreement in 2007 amounted to 165 million with an exercise price of $0.01 per option. The maximum number of stock options which potentially could vest upon an Exit Event remained unchanged at 165 million for the year ended December 31, 2011.

The grant date fair value of the options was $8 million and was calculated using the Monte Carlo model. The following table summarizes the significant assumptions used for the grant in 2007.

Risk-free interest rate	4.56%
Expected equity volatility	55%
Expected time to exit event	3 years

The risk free interest rate is based on the yield of a 3 year Euro Swap rate. Equity volatility is based upon the stock price return of publicly traded comparable companies.

For the year ended December 31, 2011, these stock options have had no impact on the cash flow or income statement.

An Exit Event occurred on February 14, 2012 and consequently 27,643,485 stock options became exercisable and were converted into shares. As the vesting of such options was not probable until the Exit Event, the Company recorded a non-cash compensation charge of $8 million during the period from January 1, 2012 through February 14, 2012 (Predecessor period), which is classified in selling, general and administrative expense. The charge represented the fair value of the options as determined on the date of grant.

Other Share-based Arrangement of the Predecessor

In connection with the acquisition of the Company in August 2007, certain agreements were entered into whereby management invested $36 million in Taminco International S.à r.l., which was comprised of $33 million in subordinated loans and $3 million in shares. The subordinated loans bear a fixed compounded interest rate of 10%. Under the terms of the agreements, the loans and the shares required that management provide service to the Company through the Exit Event. If management were to terminate employment at its own discretion or by the Company for cause prior to the Exit Event, the entire investment and accrued interest with respect to the subordinated loans would be forfeited. As a result, the arrangement is accounted for as compensatory and expense is pushed down from Taminco International S.à r.l. to the financial statements of the Company.

Since the loans are cash settled, it is treated as a liability award, and compensation expense will be recognized when it is probable that the Exit Event will occur in an amount equal to the actual amount paid to management at the Exit Event. The shares are an equity award as settlement is required in shares. Therefore, the Company determined the fair value of the shares on the grant date and compensation expense will be recognized when it is probable that the Exit Event will occur. The fair value of the shares on the grant date is equal to $3 million.

As a result of the Exit Event on February 14, 2012, the non-cash compensation expense related to the shares and the subordinated loans of $52 million was recorded in the period from January 1, 2012 through February 14, 2012, and is included in selling, general and administrative expense.

13. Financial Instruments and Derivatives

As of both December 31, 2013 and 2012, the Company did not have any financial instruments or derivatives.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

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

There were no assets or liabilities valued at fair value on a recurring basis during the years ended December 31, 2013 or 2012.

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
Senior Secured Credit Facilities
Revolving Credit Facility - USD - $200 million	$—	$—	$—	$—
Term loan Credit Facility - USD - $350 million	344	346	347	352
Term loan Credit Facility - EUR - €120 million	163	164	157	158
Second-Priority Senior Secured 9.75% Notes	400	458	400	440
Senior PIK Toggle Notes 9.125% Notes	—	—	248	246

(a)	The fair value of the Company’s indebtedness is categorized as Level II.

14. Pensions and Other Long-Term Post-Employment Benefits

The Company offers pensions and various other long-term benefit plans to its employees. Where permitted by applicable law, the Company reserves the right to change, modify or discontinue the plans.

The Company recognizes liabilities in its consolidated balance sheets a liability for the long-term pension and post employment benefit obligations. These amounted to $20 million and $16 million at December 31, 2013 and 2012, respectively. The following table presents the significant components of the long-term liability for employee benefits:

	Year ended December 31,	Year ended December 31,
	2013	2012
Defined benefit pension plans in Belgium	$12	$9
Compensation career termination – early retirement in Belgium	3	2
Other long-term employee benefits in Belgium	1	1
Long-term employee compensation in other entities	4	4

Total long-term liability for employee benefits	$20	$16

Defined Benefit Plans

The Company funds two major defined benefit pension plans in Belgium, covering approximately 85 senior management members and 116 employees. Both plans are financed through a group insurance product at AXA Belgium NV.

The following table provides a reconciliation of projected benefit obligations, plan assets and the funded status of these defined benefit plans:

	Year ended December 31, 2013	Year ended December 31, 2012
Change in benefit obligation:
Benefit obligation, beginning of period	$21	$—
Acquisition	—	19
Service cost	2	1
Interest cost	1	1
Actuarial loss in year	2	2
(Benefits paid) transfers in year	—	—
Foreign currency exchange rate changes	2	(2)

Benefit obligation, end of period	28	21

Change in plan assets:
Fair value of plan assets, beginning of period	$12	$—
Acquisition	—	11
Actual return on plan assets	2	1
Company contributions	1	1
Benefits paid	—	—
Foreign currency exchange rate changes	1	(1)

Fair value of plan assets, end of period	16	12

Funded status, end of period	$(12)	$(9)

The accumulated actuarial losses recognized in accumulated other comprehensive income amounted to $2 million and $2 million at December 31, 2013 and 2012, respectively. The amounts recognized in other comprehensive income for the years ended December 31, 2013, 2012, and 2011 are $3 million, $1 million, and $1.9 million, respectively.

Net periodic benefit costs for the defined benefit pension plan for years ended December 31, 2013, 2012, and 2011, respectively, are as follows:

	Successor		Predecessor
	Year ended December 31,	Year ended December 31,	January 1 through February 14,	Year ended December 31,
	2013	2012	2012	2011
Service cost	$2	$1	$—	$1
Interest cost	1	1	—	1
Expected return on plan assets	(1)	(1)	—	(1)
Amortization of actuarial gain/loss	—	—	—	—
Amortization of prior service cost	—	—	—	—

Net periodic benefit costs	$2	$1	$—	$1

The Company expects to contribute $1.3 million to its defined benefit pension plans in 2014.

Additional benefit obligation information

The information below includes all plans.

	Year ended December 31, 2013	Year ended December 31, 2012
Accumulated benefit obligation	$19	$17

The information below relates to plans with accumulated benefit obligations in excess of plan assets.

	Year ended December 31, 2013	Year ended December 31, 2012
Projected benefit obligation	$32	$25
Accumulated benefit obligation	$19	$17
Fair value of plan assets	$16	$13

The information below relates to plans with projected benefit obligations in excess of plan assets.

	Year ended December 31, 2013	Year ended December 31, 2012
Projected benefit obligation	$32	$25
Fair value of plan assets	$16	$13

Plan assets

The Company’s pension plan assets consist of guaranteed investment contracts with a large insurance company, AXA Belgium. The insurance company invests the majority of its funds in sovereign and corporate bonds. Investment decisions are based on strategic asset allocation studies and risk management best practices. The contracts provide a guaranteed rate of return, with returns over the guaranteed amount provided at the discretion of the insurance company based on actual returns of the investments. The contracts are recorded at fair value and are considered in the fair value hierarchy as Level 2 assets, for valuation purposes, based on contract value. Contract value is the most relevant indicator of fair value because the contracts can be redeemed or transferred at this amount.

Estimated future contributions

As of December 31, 2013, future expected contributions by our pension plans which reflect expected future service, as appropriate, were as follows:

	2014	2015	2016	2017	2018	2019-2021
Belgian pension plans	1.3	—	—	0.8	1.2	6.0

Actuarial assumptions

The Company’s actuarial assumptions are determined based on the demographics of the population, the discount rate, the expected long-term return on assets, the rate of salary increase including inflation, the increase of the pension ceiling including inflation, economic trends, statutory requirements and other factors that could impact the benefit obligation and plan assets.

The assumptions used in determining net benefit costs and benefit liabilities for our pension plans were as follows:

	2013	2012	2011
Discount rate	3.1%	3.0%	4.0%
Expected rate of return on assets	4.0%	4.5%	4.5%
Future salary increases	3.5%	3.5%	3.5%
Future pension increases	2.0%	2.0%	2.0%

The Company selects the discount rates based on cash flow models using the yields of high-grade corporate bonds with the same duration of the pension and pre-pension liabilities within the Group, namely around 10 years.

The expected return on plan assets is based on market expectations both forward-looking as well as historical experience, taking into account the duration of the pension liabilities. The expected return on plan assets has been reduced to 4.0%, considering the current financial climate with decreasing global interest rates.

Early Retirement Scheme in Belgium

The Company offers to its Belgian employees, executives and blue collar workers the opportunity to enter into an early retirement scheme, as agreed in a collective employment agreement at the level of the Belgian Chemicals Industry sector. The employee benefits of this early retirement scheme are partly paid by the Company and partly paid by the Belgian government. This early retirement scheme is unfunded and the amounts accrued in the Financial Statements are derived from an actuarial calculation and represent the current and future liabilities from the Company to fund its obligations in this early retirement scheme.

The liability for this early retirement scheme at December 31, 2013 and 2012 was $2.6 million and $2.3 million, respectively.

The principal assumptions used in determining the early retirement benefit obligation under this plan are shown below:

	2013	2012	2011
Discount rate	1.5%	3.0%	4.0%
Rate of inflation	2.0%	2.0%	2.0%

Other Long-Term Employee Benefits in Belgium

The other long-term employee benefits in Belgium relate to a seniority bonus provision for executives and employees for which the liabilities recognized at December 31, 2013 and 2012 were $1 million for both years.

Long-Term Employee Compensation in Other Entities

The long-term employee compensation in other entities relate to a German early retirement program for 6 employees in Germany. The accrued liabilities recorded under this plan at December 31, 2013 and 2012 were $0.3 million and $0.6 million, respectively. The liabilities are based on an actuarial calculation with principal assumptions of a future salary increase of 3.0%, an average remaining obligation of one year and discount factors of 3.4% and 3.7% for the years ended December 31, 2013 and 2012, respectively.

Defined Contribution Plans

The Company sponsors a defined contribution savings plan for its U.S.-based employees under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet the defined age and service requirements, and allows participants an opportunity to defer a portion of their annual compensation on a pre-tax basis. The Company contributes a percentage of its eligible employees’ earnings. In addition, the Company may, at its discretion, make an additional profit sharing contribution of a designated percentage of each employee’s compensation, based upon the employee’s length of service.

For the years ended December 31, 2013 and 2012, the Predecessor period January 1 through February 14, 2012 and the year ended December 31, 2011, the total amounts included in expenses for the Company’s contributions to the 401(k) Plan were $2.2 million, $1.9 million, $0.2 million, and $1.5 million, respectively.

Certain employees in Belgium are eligible to participate in defined contribution plans by contributing a portion of their compensation. We match the employees’ contributions. Contribution to these plans and charges to expenses amounted to $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

15. Income Taxes

The following table summarizes the income tax provision:

	Successor		Predecessor
	Year ended December 31, 2013	Year ended December 31, 2012	January 1 through February 14, 2012	Year ended December 31, 2011
Income before taxes:
U.S.	$(12)	$(33)	$8	$60
Non U.S.	5	4	(53)	4

Total income before taxes	$(7)	$(29)	$(45)	$64

Current:
U.S. Federal	$10	$7	$3	$17
U.S. State and Local	4	2	—	2
Non U.S.	6	15	1	19

Total current	$20	$24	$4	$38

Deferred:
U.S. Federal	$(16)	$(15)	$—	$4
U.S. State and Local	1	(2)	—	1
Non U.S.	(5)	(10)	5	(11)

Total deferred	$(20)	$(27)	$5	$(6)

Income tax expense	$—	$(3)	$9	$32

Current and non-current deferred income tax assets and liabilities, as of December 31, are comprised of the following:

	2013	2012
Assets
Loss and credit carryforwards	$81	$80
Foreign Deductible taxes	37	36
Other	21	16

Gross deferred tax assets	139	132
Valuation allowance	(88)	(80)

Net deferred tax asset	$51	$52

Liabilities
Property, plant and equipment	(96)	(94)
Intangible assets	(183)	(203)
Other	(10)	(2)
Total deferred tax liabilities	(288)	(299)

Net deferred tax liability	$(238)	$(247)

The deferred tax assets and liabilities are classified in the consolidated balance sheets as follows at December 31:

	2013	2012
Current deferred tax asset	$4	$4
Current deferred tax liability	(3)	(2)
Noncurrent deferred tax asset	2	—
Noncurrent deferred tax liability	(241)	(249)

Net deferred tax liability	$(238)	$(247)

As of December 31, 2013 and 2012, the Company had $249 million (€181 million) and $238 million (€180 million) of foreign net operating loss carryforwards available for utilization in future years. The carryforwards have an unlimited carryforward period in all taxing jurisdictions. The Company has provided a valuation allowance on the deferred tax assets due to the uncertainty regarding the Company’s ability to realize the entire asset. The valuation allowance has increased by $8 million, $22 million and $20 million during the years ended December 31, 2013, 2012 and 2011, respectively.

For the year ended December 31, 2013, provisions have been made for estimated U.S. income taxes, less available credits and deductions, for the earnings of the Company’s material foreign subsidiaries that are not deemed to be indefinitely reinvested. Undistributed earnings of the Company’s remaining foreign subsidiaries amounted to approximately $3 million, $4 million and $420 million at December 31, 2013, 2012 and 2011, respectively. Those earnings are considered to be indefinitely reinvested; accordingly, no provision for income taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits or deductions), state income taxes, incremental foreign income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the complexities associated with its hypothetical calculation.

The Company’s effective income tax rate for the years ended December 31, 2013 and 2012 is based upon the U.S. federal statutory rate of 35%. With respect to the Predecessor periods ended February 14, 2012 and December 31, 2011, the effective income tax rate is based upon the Luxembourg domestic tax rate of 28.59% as follows:

	Successor		Predecessor
	Year ended December 31, 2013	Year ended December 31, 2012	January 1 through February 14, 2012	Year ended December 31, 2011
Tax at statutory rate	35%	35%	28.59%	28.59%
Effect of foreign operations	(50)%	(4)%	(5)%	7%
State taxes	(39)%	(1)%	(1)%	4%
Domestic manufacturing deduction	13%	3%	—%	—%
Transaction costs	(3)%	(12)%	—%	—%
Valuation allowance	12%	(9)%	(6)%	32%
Tax incentives	1%	—%	2%	(19)%
Net changes to tax contingency accruals	25%	(1)%	—%	—%
Stock options and other share based arrangements	(3)%	—%	(38)%	—%
Other	3%	—%	(1)%	(3)%
Effective tax rate	(6)%	11%	(20)%	50%

The effective tax rate is mainly the result of foreign tax rate differentials, state taxes, and changes in tax contingency accruals.

The Company is subject to income taxes in the United States and several non-U.S. jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities whereby the outcome of the audits is uncertain.

The following table summarizes the Company’s unrecognized tax benefits, excluding interest and penalties:

	Successor		Predecessor
	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Beginning balance	$2	$2	$2
Increases for tax position in current years.	—	—	—
Lapse of statute of limitations	(1)	—	—

Ending balance	$1	$2	$2

At December 31, 2013, 2012 and 2011, there are $1.4 million, $2.4 million and $2.4 million of unrecognized tax benefits, including penalties and interest, that if recognized would affect the annual effective tax rate. The Company anticipates that it is reasonably possible that approximately $0.6 million of unrecognized tax benefits, primarily related to nondeductible interest, will be reversed within the next 12 months due to statute of limitations.

The Company files income tax returns in the United States and various non-U.S. jurisdictions. As of December 31, 2013, the Company’s open tax years subject to examination were 2008 through 2012.

16. Related Parties

Transactions with Related Parties (Apollo Affiliates)

The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the years ended December 31, 2013 and 2012, the Company has recognized Net Sales related to these transactions of $8.5 million and $6.6 million, respectively. For the years ended December 31, 2013 and 2012, the Company has recognized Cost of Sales related to these transactions of $3.2 million and $2.0 million, respectively.

Apollo Management Fee Agreement

In connection with the Acquisition, Apollo Management VII, LP entered into a management fee agreement with the Company which allowed Apollo and its affiliates to provide certain management consulting services to the Company. The Company paid Apollo an annual management fee for this service of $3.9 million plus out-of-pocket costs and expenses in connection therewith. In 2012, the fee was prorated based on the date of the Acquisition. For the years ended December 31, 2013 and 2012, the company expensed $3.9 million and $3.4 million, respectively. In addition to the management fee, the Company recognized Acquisition related expenses paid to Apollo Global Services, LLC amounting to approximately $15 million for the year ended December 31, 2012. For the years ended December 31, 2013 and 2012, the Company has recognized other expenses from Apollo of $0.3 million and $0.3 million, respectively.

In connection with the IPO, Apollo gave notice to the Company to terminate its management service agreement, and pay a $35 million termination fee, in accordance with the terms of the agreement. This termination fee was paid in May 2013 and is included in other operating expense on the Consolidated Statements of Operations.

17. Comprehensive Income

Accumulated other comprehensive income / (loss) (“AOCI”) includes foreign currency translation adjustments related to the Company’s foreign subsidiaries and pension liability adjustments. These changes are recorded in AOCI net of any related tax adjustments. For the years ended December 31, 2013 and 2012, these tax adjustments were $8.7 million and $0.3 million, respectively, primarily related to foreign currency translation adjustments. There were no reclassifications out of AOCI during the years ended December 31, 2013 or 2012.

Changes in AOCI, net of tax, by component for the years ended December 31, 2013 and 2012 were as follows:

(in millions)	Foreign Currency Translation Adjustments	Pension Liability Adjustments	Total
Balance at February 15, 2012	$—	—	$—
Other comprehensive income (loss)	2	(1)	1

Net increase (decrease) in other comprehensive income	2	(1)	1

Balance at December 31, 2012	$2	(1)	$1
Other comprehensive income (loss)	26	(1)	25

Net increase (decrease) in other comprehensive income	26	(1)	25

Balance at December 31, 2013	$28	(2)	$26

18. Other Operating Expenses

Other operating expense for the successor periods ending December 31, 2013 and 2012 were $42 million and $49 million, respectively. Other operating expenses for the Predecessor period ended February 14, 2012 were $1 million. Other operating expenses for the year ended December 31, 2011 were $16 million. These amounts include fees paid to our Sponsor, Legal fees and general advisory fees.

19. Segment Information

The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon net sales and Adjusted EBITDA (a non-GAAP measure). Adjusted EBITDA consists of EBITDA, which is defined as net income (loss) before depreciation and amortization, interest (income) expense and income taxes, each of which is presented in the Company’s Consolidated Statements of Operations and adjusted for certain items as discussed below. The Company’s presentation of Adjusted EBITDA may not be comparable to similar measures used by other companies. Business segment assets are the owned or allocated assets used by each business.

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

The Company presents Adjusted EBITDA to enhance a prospective investor’s understanding of the results of operations and financial condition. EBITDA consists of profit for the period before interest, taxation, depreciation and amortization. Adjusted EBITDA consists of EBITDA and eliminates (i) transaction costs, (ii) restructuring charges, (iii) foreign currency exchange gains/losses, (iv) non-cash equity in earnings/losses of unconsolidated affiliates net of cash dividends received (v) stock option compensation and (vi) sponsor management and director fees and expenses (Successor Period only). The Company believes that making such adjustments provides investors meaningful information to understand the operating results and ability to analyze financial and business trends on a period-to-period basis consistent with how management views the business.

	Net Sales (1)
	Successor		Predecessor
	Year ended December 31, 2013	Year ended December 31, 2012	January 1 through February 14, 2012	Year ended December 31, 2011
Functional Amines	$529	$437	$64	$515
Specialty Amines	531	417	61	460
Crop Protection	140	118	19	148

Total Company	$1,200	$972	$144	$1,123

(1)	No intersegment sales exist because the majority of the product is transferred at cost and is not sold between segments with a profit. Products are transferred from the Functional Amines segment to the Specialty Amines segment at cost and therefore are not recorded as a sale. Accordingly, the Functional Amines segment does not reflect profit on products transferred to the Specialty Amines segment. Products are transferred from the Functional Amines segment to the Crop Protection segment on a basis intended to reflect as nearly as practicable, the market value of the products.

	Adjusted EBITDA
	Successor		Predecessor
	Year ended December 31, 2013	Year ended December 31, 2012	January 1 through February 14, 2012	Year ended December 31, 2011
Functional Amines	$122	$107	$15	$110
Specialty Amines	91	71	9	78
Crop Protection	42	32	6	41

Total Adjusted EBITDA	$255	$210	$30	$229

Reconciling items:
Transaction costs	(4)	(70)	—	(5)
Restructuring charges	—	—	—	(11)
Foreign exchange gains/losses	(7)	(4)	—	(2)
Losses of equity method investment	—	(2)	—	(2)
Stock option compensation	(1)	—	(60)	—
Loss on early debt extinguishment	(12)	—	—	—
Apollo fees	(39)	(5)	—	—
Depreciation and Amortization	(115)	(90)	(7)	(71)
Interest expense, net	(84)	(70)	(8)	(75)
Income tax (expense)/benefit	—	3	(9)	(33)

Net Income (loss)	$(7)	$(28)	$(54)	$30

Depreciation and Amortization

	DEPRECIATION AND AMORTIZATION
	Successor		Predecessor
	Year ended December 31, 2013	Year ended December 31, 2012	January 1 through February 14, 2012	Year ended December 31, 2011
Functional Amines	$44	$39	$4	$41
Specialty Amines	49	34	2	22
Crop Protection	22	17	1	9

Total Company	$115	$90	$7	$72

The following table is assets by segment:

	TOTAL ASSETS
	December 31, 2013	December 31, 2012
Functional Amines	$697	$685
Specialty Amines	607	608
Crop Protection	371	381
Corporate	181	173

Total Company	$1,856	$1,847

The assets per segment include investments in equity method investees and expenditure in long lived assets.

Geographic Information

	United States	Belgium	Other Countries	Company wide Goodwill & Intangible	Total
Predecessor
On or for the year ended December 31, 2011
Net Sales	$533	$483	$107	$—	$1,123
Total Assets	291	231	97	715	1,334
Net property and equipment	116	131	2	—	249

Successor
On or for the year ended December 31, 2012
Net Sales	$564	$434	$118	$—	$1,116
Total Assets	1,533	186	128	—	1,847
Net property and equipment	239	159	36	—	434
On or for the year ended December 31, 2013
Net Sales	$625	$451	$124	$—	$1,200
Total Assets	1,431	335	90	—	1,856
Net property and equipment	258	176	36	—	470

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

21. Quarterly Data (Unaudited)

The following tables summarize the quarterly results of operations for each of the quarters in 2013 and 2012. These quarterly results are unaudited, but in the opinion of management, have been prepared on the same basis as our audited financial information and include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information set forth herein.

	2013 Results
	Three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net sales	$310	$305	$302	$283
Costs and expenses	273	304	267	260
Operating income	37	1	35	23
Other (income) expense, net	22	36	22	23
Income (loss) before income taxes and equity in earnings	15	(35)	13	—
Income tax expense (benefit)	(6)	22	(8)	(8)
Equity in (earnings) losses of unconsolidated entities	1	—	1	—
Net income (loss)	$8	$(13)	$6	$(8)
Net income (loss) per common share
Basic	$0.16	$(0.21)	$0.09	$(0.12)
Diluted	$0.16	$(0.21)	$0.09	$(0.12)

	2012 Results
	Three months ended
	Predecessor	Successor
	January 1 through February 14, 2012	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Net sales	$144	$139	$288	$284	$261
Costs and expenses	111	182	250	246	242
Operating income (loss)	(35)	(43)	38	38	19
Other (income) expense, net	10	15	21	22	23
Income (loss) before income taxes and equity in earnings	(45)	(58)	17	16	(4)
Income tax expense (benefit)	9	(16)	10	8	(5)
Equity in (earnings) losses of unconsolidated entities	—	1	—	(1)	—
Net income (loss)	$(54)	$(43)	$7	$7	$1
Net income (loss) per common share
Basic	($0.05)	$(0.88)	$0.14	$0.14	$0.02
Diluted	($0.05)	$(0.88)	$0.14	$0.14	$0.02

22. Formic Acid Solutions Acquisition

On December 22, 2013, the Company entered into a Share Purchase Agreement to acquire the formic acid business of Kemira Oyj for a transaction value of approximately EUR 140 million (the “Formic Acid Solutions Acquisition”). The parties’ respective obligations to close the transaction are subject to customary conditions including certain restructuring steps Kemira must take with regard to assets and liabilities of its business and receipt of all regulatory approvals in order to consummate the transactions contemplated by the Share Purchase Agreement. The acquisition will be financed through $135 million of new debt and available cash. The formic acid business serves a number of end-markets driven by key global “mega-trends”, such as animal nutrition, water treatment and energy. Upon closing, Taminco will acquire a manufacturing facility for formic acid and derivatives located in Oulu, Finland and approximately 160 employees across Finland, the Netherlands, Germany, China, the U.S. and Brazil. The transaction is expected to close in the first quarter of 2014 subject to the fulfillment of customary closing conditions.

23. Subsequent Events

The Company reached an agreement with Balchem Corporation in January 2014 to build and operate a choline chloride facility in St. Gabriel, Louisiana, where both companies operate existing production facilities. Balchem will contribute its current St. Gabriel choline chloride production assets to the joint venture and both the Company and Balchem will invest into expanding these assets into a production unit, which is expected to became operational towards the end of 2015.

On February 5, 2014, the Company refinanced the Senior Secured Credit Facility. As part of this refinancing, the applicable rate was lowered by 1.00% on both the USD loans and the Euro loans. Additionally, the value of the facilities was increased by $43 million for the USD loan and €68 million for the EUR loan. The Company paid a one-time fee of $0.3 million to the Administrative Agent.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Acquisition		Charged to Costs and Expenses	Balance at End of Year
Predecessor

Fiscal Year 2011:
Valuation allowance for trade and notes receivable	$1	$—		$—	$1
Valuation allowance for income taxes	38	—		20	58

January 1 through February 14, 2012:
Valuation allowance for trade and notes receivable	1	—		—	1
Valuation allowance for income taxes	58	—		3	61
Successor
Fiscal Year 2012:
Valuation allowance for trade and notes receivable	—	1		1	2
Valuation allowance for income taxes	—	61		19	80

Fiscal Year 2013:
Valuation allowance for trade and notes receivable	2	—		(1)	1
Valuation allowance for income taxes	80	7	(a)	1	88

(a)	Represents an adjustment to deferred tax assets at the Acquisition that required a full valuation allowance. There was no impact to the Consolidated Statement of Operations.

All other schedules have been omitted because they are not applicable or because the information required is included in the notes to the consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Amended and Restated Bylaws of Taminco Corporation

3.2*	Amended and Restated Certificate of Incorporation of Taminco Corporation

10.1*	Management Agreement, dated March 25, 2013, between Taminco BVBA and Laurent Lenoir

10.2*	Management Agreement, dated March 25, 2013, between Taminco BVBA and Kurt Decat

10.3*	Management Agreement, dated March 25, 2013, between Taminco BVBA and Johan De Saegher

10.4*	Management Agreement, dated March 25, 2013, between Taminco BVBA and Piet Vanneste

10.5*	Management Agreement, dated March 25, 2013, between Taminco BVBA and Guy Wouters

10.6*	Management Agreement, dated March 25, 2013, between Taminco BVBA and Sabine Ketsman

10.7*	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Laurent Lenoir

10.8*	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Kurt Decat

10.9*	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Johan De Saegher

10.10*	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Piet Vanneste

10.11*	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Guy Wouters

10.12*	Termination of Management Agreement, dated March 25, 2013, between Taminco BVBA and Sabine Ketsman

23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young Bedrijfsrevisoren BCVBA

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRLTaxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	Furnished with this Report. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934.