Form 10-Q
period 2014-03-31
TAMINCO Corp
filed 2014-05-08
CIK 1547063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Commission file number 001-35875

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were approximately 66,411,193 shares of common stock outstanding as of May 8, 2014.

TAMINCO CORPORATION

Forward-Looking Statements
Any statements made in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of the federal securities laws, and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions. We base these forward-looking statements or projections on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at such time. As you read and consider this report, you should understand that these statements are not guarantees of performance or results. The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Any forward-looking statements should be considered in light of the risks referenced in "Part 1. Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If we do update one or more forward-looking statements, there should be no inference that we will make additional updates with respect to those or other forward looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TAMINCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, except share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$319	$310
Cost of sales	264	253
Gross profit	55	57
Selling, general and administrative expense	17	15
Research and development expense	2	3
Other operating (income) expense	4	2
Operating income (loss)	32	37
Interest expense, net	18	24
Other non-operating (income) expense, net	(1)	(2)
Income (loss) before income taxes and equity in earnings	15	15
Income tax expense (benefit)	4	6
Income (loss) before results from equity in earnings	11	9
Equity in losses of unconsolidated entities	1	1
Net income (loss) for the period	$10	$8
Net income (loss) per common share:
Basic	$0.15	$0.16
Diluted	$0.15	$0.16
Weighted average number of common shares outstanding
Basic	66,411,193	49,280,729
Diluted	66,877,998	49,520,563
See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss) for the period	$10	$8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	(11)
Net pension and other postretirement benefit adjustments	—	—
Other comprehensive income (loss), net of tax	(1)	(11)
Total comprehensive income (loss)	$9	$(3)
See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$34	$88
Trade receivables, net of allowance for doubtful accounts of $1.0 and $1.1 in 2014 and 2013, respectively	95	62
Related parties receivables	—	1
Inventories	167	138
Deferred income taxes	4	4
Prepaid expenses and other current assets	14	10
Income tax receivable	6	8
Total current assets	320	311
Property, plant and equipment, net	600	470
Equity method investment	21	22
Intangible assets, net	550	539
Goodwill	490	466
Deferred income taxes	3	2
Capitalized debt issuance costs, net	46	46
Total assets	$2,030	$1,856
Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$8	$6
Trade payables	129	103
Income taxes payable	8	1
Other current liabilities	32	42
Deferred income taxes	3	3
Total current liabilities	180	155
Long-term debt	1,042	908
Deferred income taxes	245	241
Long-term pension and post retirement benefit obligations	22	20
Other liabilities	7	7
Total liabilities	1,496	1,331
Common stock ($0.001 par value, 250,000,000 shares authorized, 66,411,193 shares issued and outstanding at March 31, 2014 and at December 31, 2013)	—	—
Additional paid-in capital	534	534
Retained earnings (deficit)	(25)	(35)
Accumulated other comprehensive income (loss)	25	26
Total stockholders’ equity	534	525
Total liabilities and equity	$2,030	$1,856
See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash flows provided by (used in) operating activities
Net income (loss)	$10	$8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32	28
Deferred tax provision	(8)	(4)
Stock based compensation	—	—
Other non-cash adjustments:
Loss from equity method investment	1	1
Amortization of debt-related costs	3	2
Net change in assets and liabilities:
(Increase)/Decrease in accounts receivable	(9)	(13)
(Increase)/Decrease in inventories	(7)	9
Increase/(Decrease) in accounts payable	9	4
(Increase)/Decrease in other current assets	2	8
Increase/(Decrease) in other current liabilities	(6)	10
Increase/(Decrease) in other non-current liabilities	—	(4)
Net cash flows provided by (used in) operating activities	27	49
Cash flows used in investing activities
Formic Acid Solutions Acquisition, net of cash acquired	(184)	—
Purchase of property, plant and equipment	(27)	(12)
Purchase of intangible assets	(2)	(1)
Net cash flows used in investing activities	(213)	(13)
Cash flows provided by (used in) financing activities
Proceeds from borrowings	137	—
Repayments of borrowings	(2)	(1)
Return of capital	—	(7)
Sale of common stock	—	3
Payments of debt issuance costs	(3)	(2)
Net cash flows provided by (used in) financing activities	132	(7)
Effect of exchange rate change on cash and cash equivalents	—	(2)
Net increase (decrease) in cash and cash equivalents	(54)	27
Cash and cash equivalents, beginning of period	88	67
Cash and cash equivalents, end of period	$34	$94
Supplemental Cash Flow Information:
Interest paid	$25	$5
Income tax payments, net	$2	$2
Non-cash investing activity:
Capital expenditures acquired but unpaid as of period end	$1	$—
See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In Millions)
(Unaudited)

	Total Equity (Deficit)	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid In Capital

Balance at December 31, 2013	$525	$(35)	$26	$—	$534
Net income (loss)	10	10	—	—	—
Issuance of common stock	—	—	—	—	—
Compensation cost for stock option grants	—	—	—	—	—
Other comprehensive income (loss), net of tax	(1)	—	(1)	—	—
Balance at March 31, 2014	$534	$(25)	$25	$—	$534
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
The Company currently operates eight plants worldwide dedicated to the production of alkylamines and alkylamine derivatives, including two larger facilities in each of the United States and Europe, a recently purchased formic acid solutions facility in Finland, a joint venture facility with Mitsubishi Gas Chemical Company and certain of its affiliates (the “MGC Group”) in China, and two other 100% Taminco-owned facilities in China.
2. Significant Accounting Policies
In management’s opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2014 and December 31, 2013 and the results of operations and comprehensive income/(loss) for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013. The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements, for the fiscal year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013 (in millions except share data):

Basic Earnings Per Common Share Computation
	Three Months Ended March 31,
	2014	2013
Net income (loss) for the period	$10	$8
Weighted average common shares outstanding	66,411,193	49,280,729
Earnings (loss) per common share—Basic	$0.15	$0.16

Diluted Earnings Per Common Share Computation
	Three Months Ended March 31,
	2014	2013
Net income (loss) for the period	$10	$8
Weighted average common shares outstanding—Basic	66,411,193	49,280,729
Incremental shares from assumed exercise of dilutive options from stock-based compensation awards	466,805	239,834
Weighted average common shares outstanding—Diluted	66,877,998	49,520,563
Earnings (loss) per common share—Diluted	$0.15	$0.16
Time vesting options to purchase 0.02 million and 0.07 million shares of common stock outstanding during the three months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per common share as the effect would be anti-dilutive. In addition, performance vesting options to purchase 2.0 million and 2.1 million shares of common stock outstanding during the three months ended March 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per common share as the performance condition necessary to exercise the options was not met during or as of the end of the period presented.

3. Reclassifications From Accumulated Other Comprehensive Income (Loss)

(In millions)	Foreign Currency Translation Adjustments	Pension Liability Adjustments	Total
Balance at December 31, 2012	$2	$(1)	$1
Other comprehensive income (loss) before reclassifications	(11)	—	(11)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net decrease in other comprehensive income (loss)	(11)	—	(11)
Balance at March 31, 2013	$(9)	(1)	$(10)

(In millions)	Foreign Currency Translation Adjustments	Pension Liability Adjustments	Total
Balance at December 31, 2013	$28	$(2)	$26
Other comprehensive income (loss) before reclassifications	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net increase in other comprehensive income (loss)	(1)	—	(1)
Balance at March 31, 2014	$27	$(2)	$25
There were no reclassifications out of Accumulated Other Comprehensive Income (Loss) for both the three months ended March 31, 2014 and 2013.

4. Initial Public Offering
On April 18, 2013, subsequent to its initial public offering (“IPO”) of 15,789,474 shares of common stock at a price to the public of $15.00 per share, the Company’s common stock began trading on the New York Stock Exchange under the symbol “TAM." In May 2013, underwriters exercised their option to purchase 1,170,603 additional shares at the IPO price less underwriting discounts and commissions. No selling stockholders participated in the offering. The proceeds from the sale of Company stock generated by this IPO were $240 million after the payment of $14 million in underwriting fees. In addition, professional fees of $10 million were incurred resulting in $230 million of net IPO proceeds. The primary use of these proceeds was the early extinguishment of the $250 million face value Senior PIK Toggle 9.125% Notes.
5. Formic Acid Solutions Acquisition
On December 22, 2013, the Company entered into a Share Purchase Agreement to acquire the formic acid business of Kemira Oyj pursuant to which the Company acquired the business for a transaction value of approximately €135 million (the “Formic Acid Solutions Acquisition”). The Acquisition was consummated on March 6, 2014. The formic acid business serves a number of end-markets driven by key global “mega-trends," such as animal nutrition, water treatment and energy. As a result of this transaction, the Company acquired a manufacturing facility for formic acid and derivatives located in Oulu, Finland and added approximately 160 employees across Finland, the Netherlands, Germany, China, the U.S. and Brazil.
Purchase Price Allocation
We accounted for the Formic Acid Solutions Acquisition in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) 805, “Business Combinations”, whereby the acquired assets and liabilities assumed are initially recorded at fair value.
In accordance with the provisions of ASC 805, the total purchase price was assigned to the Company’s net tangible and identifiable intangible assets based on their estimated fair values as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of Formic Acid Solutions Acquisition (in millions):

Cash	$2
Inventory	23
Accounts receivable	24
Prepaid expenses and other current assets	4
Property, plant and equipment	119
Intangible assets	27
Goodwill	24
Other long term assets	7
Total assets acquired	230
Current liabilities	23
Other long term liabilities	21
Total liabilities assumed	44
Net assets acquired	$186
Other long-term liabilities assumed are primarily comprised of net non-current deferred tax liabilities of $19 million and other accruals of $2 million.
Inventory acquired by the Company includes a preliminary fair value adjustment of $3 million. The Company expensed half of this amount in the three months ended March 31, 2014 and will expense the other half in the second quarter of 2014 as the acquired inventory is sold.
Property, plant and equipment includes a preliminary fair value adjustment of $68 million and consists of land, buildings, machinery and equipment. Depreciable lives average 8 years for the property, plant and equipment acquired.
The preliminary fair values assigned to intangible assets were determined through the use of the income approach, specifically the relief from royalty method and the multi-period excess earnings method. Both valuation methods rely on management’s judgments, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates as well as other factors. The valuation of tangible assets was derived using a combination of the income approach, the market approach and the cost approach. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets, estimated selling prices, costs to complete and reasonable profit.

The Acquisition related intangible asset preliminary valuations are as follows ($ in millions):

	Estimated Useful Lives	As of the Acquisition
Customer relationships	18 years	14
Technology, patents, trademarks and license costs	10 years	13
Total Intangible Assets at Acquisition		$27
Supplementary Pro Forma Information
The unaudited pro forma combined statements of operations for the three months ended March 31, 2014 and 2013 have been derived from our historical condensed consolidated financial statements and have been prepared to give effect to the Acquisition, assuming that the Acquisition occurred on January 1, 2013.
The unaudited pro forma combined statements of operations for the three month periods ended March 31, 2014 and 2013 have been adjusted to reflect:
•additional depreciation and amortization that resulted from changes in the estimated fair value of assets and liabilities;
•increase of the interest expense resulting from new indebtedness incurred in connection with the Formic Acid Solutions Acquisition;
•transaction expenses that were incurred as a result of the Acquisition.
The Company's pro forma net sales and net income of the combined entity if the acquisition had been completed on January 1, 2013 are as follows:

(In millions, except per share amounts)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net sales	$345	$366
Net income (loss)	$10	$9
Net income (loss) per common share:
Basic	$0.16	$0.18
Diluted	$0.16	$0.18
The pro forma amounts for the three months ended March 31, 2014 were adjusted to exclude $2 million of acquisition costs, net of tax, that were actually incurred by the Company during the period and $1 million of expense, net of tax, related to the fair value adjustment of acquired inventory. The pro forma amounts for the three months ended March 31, 2013 were adjusted to include the $2 million of acquisition costs, net of tax, and $3 million of expense, net of tax, related to the fair value adjustment of acquired inventory.
The pro forma combined financial information is based on the Company’s assignment of purchase price. Pro forma results do not include any anticipated synergies or other anticipated benefits of the Formic Acid Solutions Acquisition. Accordingly, the unaudited pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the Formic Acid Solutions Acquisition occurred on January 1, 2013.

6. Accounts Receivable
Allowances for doubtful accounts were $1.0 million and $1.1 million at March 31, 2014 and December 31, 2013, respectively. The company reduced its allowances for doubtful accounts by $0.1 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively, based upon favorable customer payment experience.
We make use of Non-Recourse Factoring Facilities to manage fluctuations in our trade working capital. Our Factoring Facilities have a combined limit of $218 million (the U.S. Dollar equivalent of the €158 million commitment amounts as of March 31, 2014) and applies to the eligible accounts receivable in the United States, Belgium, and Germany. The arrangements contain limitations as to the amount of eligible receivables that any one debtor can be factored at any moment in time. The limit is usually 15% of the amount of outstanding eligible receivables with the exception of certain specific debtors, where this limit is 30%. The Non-Recourse Factoring Facilities are committed until December 31, 2017 with a provision for indefinite extension and a notice period prior to termination of one year. Financing was approved on 85% of the relevant outstanding accounts receivable.
The total amount of eligible receivables insured by the third parties and sold by the Company during the three months ended March 31, 2014 and 2013 was $220 million and $210 million, respectively. The Company sells the receivables at face value but receives actual funding net of a deposit account (approximately 85% of the face value) until collections are received from customers for the receivables sold.
The costs associated with the Non-Recourse Factoring Facilities consist of a commission fee on the factored receivables and an interest charge on the amount drawn under the facilities. The total commission fees on the factored receivables for the three months ended March 31, 2014 and 2013 was $0.3 million and $0.3 million, respectively. The interest charge for the three months ended March 31, 2014 and 2013 was $0.4 million and $0.4 million, respectively. The commission fee is included in "Selling, general and administrative expense" and the interest charge is included in "Interest expense" on the Condensed Consolidated Statements of Operations. The factored receivables are removed from the accounts receivables balance in accordance with guidance under ASC topic 860, Transfers and Servicing. The amount drawn under the Non-Recourse Factoring Facilities was $113 million at March 31, 2014 and $103 million at December 31, 2013.
As part of the program, the Company continues to service the receivables. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss was recorded. The Company estimates the fair value using inputs based on historical and anticipated performance of similar receivables, including historical and anticipated credit losses. The Company is exposed to credit losses on sold receivables up to the amount of the deposit amount. Credit losses for receivables sold and past due amounts outstanding for the three months ended March 31, 2014 and 2013 were immaterial.
7. Inventories
Inventories consisted of the following components (in millions):

	March 31, 2014	December 31, 2013
Finished goods and work-in-process	$132	$111
Raw materials and supplies	35	27
Total Inventories	$167	$138
Total inventories are presented net of an allowance for excess and obsolete inventory of $2.5 million and $1.7 million at March 31, 2014 and December 31, 2013, respectively. There was no expense charged for excess and obsolete inventory for the three months ended March 31, 2014 or 2013.

8. Property, Plant and Equipment
Property, plant and equipment, at cost, and the related accumulated depreciation were as follows (in millions):

	March 31, 2014	December 31, 2013
Land and improvements	$34	$35
Buildings, structures and related improvements	51	40
Plant, machinery and equipment	519	410
Furniture and vehicles	4	3
Construction-in-process	77	52
Software applications	9	9
	694	549
Less accumulated depreciation	(94)	(79)
Total Property, Plant and Equipment, Net	$600	$470
Total depreciation expense (excluding capital lease depreciation) for the three months ended March 31, 2014 and 2013 was $14 million and $11 million, respectively. Depreciation expense is included in cost of sales, selling, general and administrative expense, and research and development expense on the Condensed Consolidated Statements of Operations.
9. Goodwill and Intangible Assets
Goodwill by segment and changes in the carrying amount are as follows (in millions):

	Functional Amines	Specialty Amines	Crop Protection	Total
Balance at December 31, 2012	$166	$153	$134	$453
Foreign currency translation	4	5	4	13
Balance at December 31, 2013	170	158	138	466
Business acquisition (1)	—	24	—	24
Foreign currency translation	—	—	—	—
Balance at March 31, 2014	$170	$182	$138	$490

(1)	Represents the goodwill established as a result of the Formic Acid Solution Acquisition - see Note 5.
Intangible assets are as follows (in millions):

		March 31, 2014			December 31, 2013
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Leasehold interest	44 years	$4	$—	$4	$4	$—	$4
Regulatory costs	3 years	16	(4)	12	14	(2)	12
Customer relationships	12 years	372	(63)	309	358	(55)	303
Technology, patents and license costs	10 years	109	(20)	89	96	(18)	78
Various contracts	8 years	186	(50)	136	186	(44)	142
Total intangible assets		$687	$(137)	$550	$658	$(119)	$539
Intangible asset amortization expense is as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Regulatory costs	$2	$1
Customer relationships	8	7
Technology, patents and license costs	2	3
Various Contracts	6	6
Total Amortization Expense	$18	$17
Based on the Company’s amortizable intangible assets as of March 31, 2014, the Company expects related amortization expense for the five succeeding years to be approximately $70 million annually.
10. Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Payroll and benefits	$12	$12
Taxes other than income taxes	1	—
Accrued interest	—	10
Accrued rebates	4	6
Accrued charges	15	14
Total other current liabilities	$32	$42
11. Restructuring Reserve
The following table sets forth the changes in the restructuring reserve, which is included in other non-current liabilities in the Condensed Consolidated Balance Sheets (in millions):

Total
Balance at December 31, 2012	$6
Incurred and charged to expense	—
Cash payments	(2)
Balance at December 31, 2013	4
Incurred and charged to expense	—
Cash payments	—
Balance at March 31, 2014	$4
The remaining reserve of $4 million primarily relates to a restructuring provision following the decision in August 2011 to close the monoisopropylamine (“MIPA”) production facility of Taminco Comércio e Industría de Aminas Ltda. located in Camaçari, Bahia, Brazil. The provision is an estimate for all costs related to the closure such as employee termination indemnities, early termination indemnity of raw material and utilities supply contracts and cleaning costs to make the site available for sale. The operating business of the MIPA facility has moved to the production facility in St. Gabriel, Louisiana. The MIPA business is now managed through the North American business. The 2011 restructuring affected the Functional Amines segment.
The restructuring reserve at March 31, 2014 consists of the following amounts:

Supplier termination expense	$1
Severance liabilities	2
Other expenditures	1
Total	$4

12. Short and Long-Term Debt
On February 5, 2014, the Company refinanced the Senior Secured Credit Facilities. As part of this refinancing, the applicable rate was lowered by 1% on both the USD loan and the Euro loan. There were no changes to the terms of the loans. The transaction was treated as a debt modification and the financing costs of $0.3 million were capitalized and will be amortized over the life of the loan to interest expense.
On March 6, 2014 in connection with the Formic Acid Solutions Acquisition, the Company borrowed additional amounts under the Senior Secured Credit Facilities. The USD loan was increased by $43 million, and the EUR loan was increased by €68 million. There were no changes to the original maturity dates of February 15, 2019. The financing costs of $2.5 million were capitalized and will be amortized over the life of the loan to interest expense. In connection with this, our financial covenant was updated such that if we have indebtedness under the revolving credit facility or if more than $20 million of letters of credit that are not cash-collateralized are outstanding, the Company is required to maintain a maximum net first lien coverage ratio of 4.50 to 1.00, as compared to 3.75 to 1.00 required previously, that is tested quarterly and upon each credit extension.
Total indebtedness is as follows (in millions):

	March 31, 2014	December 31, 2013
Senior Secured Credit Facilities
Term loan credit facility—USD	$386	$344
Term loan credit facility—EUR	256	163
Second-Priority senior secured 9.75% notes due 2020	400	400
Capital and financing lease obligations	8	7
Total	1,050	914
Less current maturities	(8)	(6)
Total long-term debt	$1,042	$908
As of March 31, 2014, the total capacity and available capacity under the Company’s borrowing arrangements were as follows (in millions):

	Interest Rate		Expiration Date	Total Capacity	Available Capacity
Credit Facilities
Revolving credit facility	(1)	(2)	February 15, 2017	$200	$197
Term loan credit facility—USD	(1)	(3)	February 15, 2019	386	—
Term loan credit facility—EUR	(1)	(4)	February 15, 2019	256	—
Second-Priority senior secured notes	9.75%		March 31, 2020	400	—
				$1,242	$197

(1)	Alternate base rate is 0.75%.

(2)	The applicable rate is determined by the First Lien Leverage Ratio. The table below summarizes the applicable rate for the revolving credit facility which applies if the revolver is drawn:

Revolving Credit Facility First Lien Leverage Ratio	ABR Spread for Revolving Loans	Eurocurrency Spread for Revolving Loans
Greater than or equal to 1.50 to 1.00	2.25%	3.25%
Less than 1.50 to 1.00 and greater than or equal to 1.00 to 1.00	2.00%	3.00%
Less than 1.00 to 1.00	1.75%	2.75%

(3)	The applicable rate for the USD term loan is 2.50% per annum.

(4)	The applicable rate for the EUR term loan is 2.75% per annum.

Hedges of Net Investments in Foreign Operations

The Company has significant investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. Currently, the Company uses Euro denominated debt to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are partially offset by gains and losses in the non-derivative financial instruments designated as hedges of net investments, which are included in Accumulated Other Comprehensive Income (Loss). For the three months ended March 31, 2014, $0 million of net gains related to foreign-currency denominated debt were included in the cumulative translation adjustment. For the same period, no amounts were recorded in earnings as a result of hedge ineffectiveness.

13. Stock-Based Compensation
A summary of our stock-based compensation activity is presented below (number of shares in millions):

	Time Vesting Options	Performance Vesting Options
Outstanding at December 31, 2013	1.38	2.15
Granted	0.01	—
Exercised	—	—
Vested	—	—
Forfeited	(0.05)	—
Outstanding at March 31, 2014	1.34	2.15
At March 31, 2014 and 2013, there were 0.4 million and 0.1 million options exercisable, respectively.
The total stock based compensation expense for stock options for the three months ended March 31, 2014 and 2013 was $0.2 million and $0.2 million, respectively.
As of March 31, 2014, there was approximately $5 million of unrecognized compensation cost related to the time vesting options and approximately $3 million of unrecognized compensation cost related to performance based options issued. Unrecognized cost for the time vesting options will be recorded in future periods as compensation expense as the awards vest over the 8 year period from the date of grant with a remaining weighted average period of approximately 6 years. The unrecognized cost for the performance based options will be recorded when the achievement of the target internal rate of return measures is probable of occurring.
14. Financial Instruments and Derivatives
During the three months ended March 31, 2014 and 2013, the Company did not have any financial instruments or derivatives that were required to be valued at fair value on a recurring basis.
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

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, determined by quoted market values, for the periods presented (in millions):

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
Credit Facilities
Revolving credit facility—USD	$—	$—	$—	$—
Term loan credit facility—USD	386	384	344	346
Term loan credit facility—EUR	256	254	163	164
Second-Priority senior secured notes	400	451	400	458

(a)	The fair value of the Company’s indebtedness is categorized as Level II.

15. Related Parties
On December 15, 2011, an affiliate of Apollo Global Management, LLC ("Apollo") entered into a share purchase agreement with the previous sponsor pursuant to which Taminco Global Chemical Corporation acquired all of the issued share capital of Taminco Group Holdings S.à r.l. and its subsidiaries ("Apollo Acquisition"). The Apollo Acquisition was consummated on February 15, 2012. In April 2013 as part of the Company's IPO and in December 2013 as part of a Secondary offering, shares of the Company were sold into the public market which reduced Apollo's ownership percentage to 54%.
Transactions with Related Parties (Apollo Affiliates)
The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three months ended March 31, 2014 and 2013, the net sales to related parties were $0.5 million and $2 million, respectively. For the three months ended March 31, 2014 and 2013, the cost of sales pertaining to purchases from related parties was $0.4 million and $0.4 million, respectively.
Apollo Management Fee Agreement
In connection with the Apollo Acquisition, Apollo Management VII, LP entered into a management fee agreement with the Company, which allowed Apollo and its affiliates to provide certain management consulting services to the Company. The Company paid Apollo an annual management fee for this service of approximately $4 million plus out-of-pocket costs and expenses in connection therewith.
For the three month period ended March 31, 2013, the Company expensed approximately $1 million in Apollo management fees.
In connection with the IPO, Apollo gave notice to the Company to terminate its management service agreement, and pay a $35 million termination fee, in accordance with the terms of the agreement. This termination fee was paid in May 2013. As a result, there were no Apollo management fees expensed for the three month period ended March 31, 2014.
16. Other Operating Expense
Other operating expense for the three month periods ending March 31, 2014 and 2013 was $4 million and $2 million, respectively. For the three months ended March 31, 2014, this amount primarily consists of transaction and integration costs related to the Formic Acid Solutions Acquisition. For the three months ended March 31, 2013, the amount primarily includes fees paid to Apollo.
17. Other Non-Operating (Income) Expense
Other non-operating income for the three month periods ending March 31, 2014 and 2013 consisted of $1 million and $2 million, respectively, in foreign exchange gains.
18. Income Tax Expense (Benefit)
Income tax expense (benefit) for the three month periods ending March 31, 2014 and 2013 was $4 million and $6 million of expense, respectively. Taminco calculates the tax provision for interim periods using an estimated annual effective tax rate methodology which is based on a current projection of full-year earnings before taxes amongst different taxing jurisdiction and adjusted for the impact of discrete quarterly items. The estimated annual effective tax rate differs from the U.S. statutory rate of 35% due to state taxes, the domestic manufacturing deduction, differential tax rates in various non-U.S. jurisdictions in which the Company operates, and operations in non-U.S. jurisdictions where the Company is not able to defer taxation in the U.S. The Company has incurred pretax income for the period from January 1, 2014 to March 31, 2014 and has recorded a tax expense. The tax expense also reflects certain discrete items including legislative changes enacted during the period.
19. Equity Method Investments
Activity related to the Company’s 50% joint venture with MGC Group for the three months ended March 31, 2014 is as follows:

(In millions)	March 31, 2014
Beginning balance at January 1, 2014	$22
Income (Loss) from equity investments	(1)
Effects of foreign currency exchange rates	—
Ending balance at March 31, 2014	$21
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

•
Specialty Amines. This segment sells alkylamine derivatives for use in the water treatment, personal & home care, oil & gas and animal nutrition end-markets, and specialty additives for use in the pharmaceutical, industrial coatings and metal working fluid end-markets. This segment is downstream from the Functional Amines segment and uses that segment’s production as one of its key raw materials. The Specialty Amines segment’s customers are typically large, multinational enterprises who are leading players in their industry. Additionally, the recently acquired Formic Acid Solutions business is part of this segment since the acquisition date of March 6, 2014.

•
Crop Protection. This segment sells alkylamine derivatives, active ingredients and formulated products for use in the agriculture and crop protection end-markets. The majority of the segment’s customers range from multinational crop protection and agricultural enterprises to large local farms.

The Company presents Adjusted EBITDA to enhance a prospective investor’s understanding of the results of operations and financial condition. EBITDA consists of profit for the period before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA and eliminates (i) transaction costs, (ii) restructuring charges, (iii) foreign currency exchange gains/losses, (iv) non-cash equity in earnings/losses of unconsolidated affiliates net of cash dividends received (v) stock option compensation and (vi) Sponsor management and director fees and expenses. The Company believes that making such adjustments provides investors meaningful information to understand the operating results and the ability to analyze financial and business trends on a period-to-period basis consistent with how management views the business.

	Net Sales (1)
	Three months ended March 31,
(In millions)	2014	2013
Functional amines	$129	$140
Specialty amines	151	133
Crop protection	39	37
Total Company Sales	$319	$310

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

	Adjusted EBITDA
	Three months ended March 31,
(In millions)	2014	2013
Functional amines	$29	$32
Specialty amines	24	22
Crop protection	17	12
Total Company Adjusted EBITDA	$70	$66
Reconciling items:
Transaction costs	(6)	—
Foreign currency exchange gains/(losses)	1	2
Losses of equity method investment	(1)	(1)
Stock option compensation	—	—
Apollo fees	—	(1)
Depreciation and amortization	(32)	(28)
Interest expense, net	(18)	(24)
Income tax (expense) benefit	(4)	(6)
Net income (loss) for the period	$10	$8
The following table is depreciation and amortization by segment:

	Depreciation and Amortization
	Three months ended March 31,
(In millions)	2014	2013
Functional amines	$11	$9
Specialty amines	13	16
Crop protection	8	3
Total depreciation and amortization	$32	$28

The following table is total assets by segment:

	Total Assets
(In millions)	March 31, 2014	December 31, 2013
Functional Amines	$801	$697
Specialty Amines	710	607
Crop Protection	393	371
Corporate	126	181
Total Assets	$2,030	$1,856
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
Overview
We believe we are the world’s largest integrated producer of alkylamines and alkylamine derivatives. Our products are used by our customers in the manufacturing of everyday products primarily for the agriculture, water treatment, personal & home care, animal nutrition and oil & gas end-markets. Our products provide these goods with a variety of ancillary characteristics required for optimal performance, such as neutralizing acidity, and removing contaminants. We have an extensive offering of differentiated value-added products that typically represent a small portion of our customers’ overall costs and are sold into diversified, global end-markets that benefit from favorable underlying economic and population growth trends. We currently operate in 20 countries with 8 production facilities and, as of March 31, 2014, had an installed production capacity of 1,418 kt. During the three months ended March 31, 2014, eight of our products accounted for 57% of our revenue, with six of the eight products holding a leading global market position. During the three months ended March 31, 2014, through our worldwide network of production facilities, we sold 46% of our volume in North America, 40% of our volume in Europe, and 14% of our volume in the emerging markets (6% in Latin America and 8% in Asia). Furthermore, we expect to increase the portion of our volume in Europe due to the addition of the recently acquired Formic Acid Solutions business (the "Formic Acid Solutions Acquisition") and also increase the portion of volume in the Americas and Asia with our recent capital investments which include the DIMLA unit in the Americas and the alkylalkanolamine plant within our joint venture in China. As a result of our leading market positions, attractive end-markets, and significant recent capital investments, we believe we are well positioned for significant growth over the coming years. In the three months ended March 31, 2014, we generated revenue of $319 million, Adjusted EBITDA of $70 million, and Adjusted EBITDA margin, reflecting Adjusted EBITDA as a percentage of net sales, of 22%. Please see footnote 20 “Segment Information” to the condensed consolidated financial statements for a reconciliation of Adjusted EBITDA to Net Income.
We currently operate eight plants worldwide dedicated to the production of alkylamines and alkylamine derivatives, including two larger facilities in each of the United States and Europe, that are among the world’s largest methylamine and higher alkylamines production facilities, a recently purchased formic acid solutions facility in Finland, a joint venture facility with the MGC Group in China, and two other 100% Taminco-owned facilities in China.
We are also in the process of pursuing numerous growth projects to further bolster our global footprint and leverage our strategic advantages. Our currently budgeted future investments include significantly expanding production capacity at our Pace, Florida methylamine facility by the end of 2014 and further development of other derivative capacity. In total, we have spent $129 million in growth-related capital expenditures over the past three full years, which is more than we have spent in any similar historical period. We continue to realize growth from these investments.
We are organized into three segments: Functional Amines, Specialty Amines, and Crop Protection.

•
Functional Amines. This segment serves the needs of external customers that use our alkylamine products as the integral element in their chemical processes for the production of formulated products applied in a variety of end-markets such as agriculture, personal and home care, animal nutrition, and oil and gas. Through this segment, we also produce basic amines, which are captively used as building blocks to produce our downstream derivatives through our Specialty Amines and Crop Protection segments, serving a variety of attractive, non-cyclical end-markets. Approximately 30% of the Functional Amines production is used internally and forms the basis of our vertically integrated model. In the three months ended March 31, 2014, the Functional Amines segment accounted for 42% of Adjusted EBITDA.

•
Specialty Amines. This segment sells alkylamine derivatives for use in the water treatment, personal and home care, oil and gas and animal nutrition end-markets, and specialty additives for use in the pharmaceutical, industrial coatings and metal working fluid end-markets. This segment is downstream from the Functional Amines segment and uses that segment’s production as one of its key raw materials. The Specialty Amines segment’s customers are typically large, multinational enterprises who are leading players in their industry. Additionally, the recently acquired Formic Acid Solutions business is part of this segment since the acquisition date of March 6, 2014. In the three months ended March 31, 2014, the Specialty Amines segment accounted for 34% of Adjusted EBITDA.

•
Crop Protection. This segment sells alkylamine derivatives for use in the agriculture and crop protection end-markets. The majority of the segment’s customers range from multinational crop protection and agricultural enterprises to large local farms. In the three months ended March 31, 2014, the Crop Protection segment accounted for 24% of Adjusted EBITDA.
Initial Public Offering
On April 18, 2013, subsequent to its initial public offering (“IPO”) of 15,789,474 shares of common stock at a price to the public of $15.00 per share, the Company’s common stock began trading on the New York Stock Exchange under the symbol “TAM." In May 2013, underwriters exercised their option to purchase 1,170,603 additional shares at the IPO price less underwriting discounts and commissions. No selling stockholders participated in the offering. The proceeds from the sale of Company stock generated by this IPO were $240 million after the payment of $14 million in underwriting fees. In addition, professional fees of $10 million were incurred resulting in $230 million of net IPO proceeds. The primary use of these proceeds was the early extinguishment of the $250 million face value Senior PIK Toggle 9.125% Notes (“PIK Toggle Notes”) and payment of underwriting fees.
Basis of Presentation
We prepared the condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (the "SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (U.S. GAAP) can be condensed or omitted.
We are responsible for the unaudited financial statements included in this Quarterly Report on Form 10-Q. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and results of operations. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.
Key Performance Indicators
Adjusted EBITDA
EBITDA consists of profit for the period before interest, taxes, depreciation and amortization (“EBITDA”). We present Adjusted EBITDA to enhance an investor’s understanding of our results of operations and financial condition. Adjusted EBITDA consists of EBITDA and eliminates (i) transaction costs, (ii) restructuring charges, (iii) foreign currency exchange gains/losses, (iv) non-cash equity in earnings/losses of unconsolidated affiliates net of cash dividends received, (v) stock option compensation and (vi) Sponsor management and director fees and expenses. We believe that making such adjustments provides investors meaningful information to understand our operating results and ability to analyze financial and business trends on a period-to-period basis. Adjusted EBITDA for the three month periods ended March 31, 2014 and 2013 are calculated in the same manner.
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
The following table presents our net sales and Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,
(In millions)	2014	2013
Net sales	$319	$310
Adjusted EBITDA	70	66
Significant Factors Affecting Our Results of Operations
Volume, Product Mix and Pricing
Volume and our ability to control margins by passing the cost of raw materials onto customers through our pricing strategy are important variables in explaining our financial performance. We believe we occupy strong positions in growing niche markets with a relatively small group of suppliers. We enjoy positive gross margins across most of our product portfolio. In addition, a substantial portion of our sales is made pursuant to cost pass through contracts (“CPT Contracts”) under which the prices we receive for our products are automatically adjusted on a quarterly basis to reflect changes in key raw material prices. An equally substantial portion of our sales are made pursuant to contracts under which sales prices are renegotiated quarterly, generally permitting us to incorporate any increases in key raw material costs in revised sales prices. With respect to both types of contracts, however, price adjustments are made based on the experience of the previous quarter. Accordingly, changes to selling prices will lag behind changes in key raw material costs incurred. This means that in an environment of rising key raw material prices, we will not recover our increased key raw material costs in full until prices stabilize or fall. Conversely, in an environment of falling key raw materials prices, the sales prices we achieve may generate high gross margin and Adjusted EBITDA until prices stabilize or increase. Product mix also significantly impacts our results of operations as the average selling price and gross margin associated with our products varies significantly. For instance, due to the different cost structure and market prices, the selling prices in our Functional Amines business are significantly lower than prices in our Specialty Amines and Crop Protection businesses. On a volume basis for the three months ended March 31, 2014, Functional Amines represented approximately 46% of total volume, Specialty Amines represented approximately 46% and Crop Protection represented approximately 8%. Changes in the share by segment will impact the average selling price and, consequently, gross margin. As a result, although we may experience significant top line growth, the ultimate profitability of our operations will be dependent upon our efforts to promote our higher margin products or increase volumes associated with those that produce lower margins.
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

Results of Operations
The following table presents our consolidated results for the periods presented (in millions):

	Three Months Ended March 31,
	2014	2013
Net sales	$319	$310
Cost of sales	264	253
Selling, general and administrative expense	17	15
Research and development expense	2	3
Other operating expense	4	2
Interest expense, net	18	24
Other non-operating (income) expense, net	(1)	(2)
Income tax expense	4	6
Loss from companies consolidated under the equity method	1	1
Net income for the period	$10	$8
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
Net sales for the three months ended March 31, 2014 were $319 million compared to $310 million in the comparative period ended March 31, 2013, which represents an increase of $9 million or 3%. Of the total increase, $18 million is related to the Specialty Amines business and is mainly due to additional net sales as a result of the Formic Acid Solutions Acquisition, offset by an $11 million reduction in revenue from the Functional Amines business as a result of the slow start in the agricultural business mainly in the U.S due to weather. Crop Protection also saw an increase of $2 million.
Cost of sales for the three months ended March 31, 2014 were $264 million compared to $253 million in the comparative period ended March 31, 2013, which represents an increase of $11 million or 4%. The increase was due to the corresponding increase in sales. Gross profit margins in the three months ended March 31, 2014 were 17.2% compared to gross profit margins in the corresponding period of 18.4% due to movements in the product mix.
Selling, general and administrative expense for the three months ended March 31, 2014 was $17 million compared to $15 million in the comparative period ended March 31, 2013, which represents an increase of $2 million or 13%. This increase was due to additional costs from the Formic Acid Solutions Acquisition, higher expenditures within our support functions in order to support additional growth demands, and additional legal and accounting fees as a result of our IPO in April 2013.
Other operating expense for the three months ended March 31, 2014 was $4 million compared to $2 million in the comparative period ended March 31, 2013, which represents an increase of $2 million or 100%. This increase was related to the transaction and integration costs primarily as a result of our Formic Acid Solutions Acquisition in March 2014. The $2 million in expenses in 2013 was due to payments to Apollo.
Interest expense, net for the three months ended March 31, 2014 was $18 million compared to $24 million in the comparative period ended March 31, 2013, which represents a decrease of $6 million or 25%. This decrease was due to the additional interest in 2013 on the PIK Toggle Notes issued in December 2012 which was accrued in the first quarter of 2013 and ultimately redeemed in April and May 2013. Additionally in the three months ended March 31, 2014, we incurred additional interest expense as a result of the incremental debt borrowings to fund the Formic Acid Solutions Acquisition, offset by a reduction in interest expense due to the repricing of our interest rate on both the USD and EUR term loans.
Other non-operating (income) expense, net for the three months ended March 31, 2014 was income of $1 million compared to $2 million in the comparative period ended March 31, 2013, which represents an decrease of $1 million or 50%. This decrease was due to changes in foreign exchange rates.
Income tax expense was $4 million for the three months ended March 31, 2014 compared to $6 million in the comparable period ended March 31, 2013, which represents a decrease of $2 million or 33%. This decrease was primarily due to a change in the mix of earnings between the various jurisdictions in which the Company operates.

Segment Level Financial Results
The following table and related text is a more detailed discussion of the results of each of our reportable segments during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In millions)	2014	2013
Functional amines	$129	$140
Specialty amines	151	133
Crop protection	39	37
Total Company Sales	$319	$310

	Adjusted EBITDA
	Three Months Ended March 31,
(In millions)	2014	2013
Functional amines	$29	$32
Specialty amines	24	22
Crop protection	17	12
Total Company Adjusted EBITDA	$70	$66
Reconciling items:
Transaction costs	(6)	—
Foreign currency exchange gains/(losses)	1	2
Losses of equity method investment	(1)	(1)
Stock option compensation	—	—
Loss on early debt extinguishment	—	—
Apollo fees	—	(1)
Depreciation and amortization	(32)	(28)
Interest expense, net	(18)	(24)
Income tax (expense) benefit	(4)	(6)
Net income (loss) for the period	$10	$8
Net Sales
Net sales derived from the Functional Amines segment was $129 million for the three months ended March 31, 2014, which was a decrease of $11 million or 7.9% compared to the three months ended March 31, 2013. The decrease in Sales was primarily due to adverse weather conditions during the first quarter of 2014 which negatively impacted the U.S. agrochemical business.
Net sales derived from the Specialty Amines segment was $151 million for the three months ended March 31, 2014, an increase of $18 million or 13.5% compared to the three months ended March 31, 2013 of $133 million. The increase was primarily due to additional net sales from the recently acquired Formic Acid Solutions business as well as an increase in volume in the surfactants business.
Net sales derived from the Crop Protection segment for the three months ended March 31, 2014 were $39 million, which was an increase of $2 million or 5.4% compared to the three months ended March 31, 2013. This increase is due to favorable product mix.
Adjusted EBITDA
Adjusted EBITDA derived from the Functional Amines segment decreased by $3 million to $29 million for the three months ended March 31, 2014 from $32 million in the three months ended March 31, 2013. The decrease was mainly due to reduced volumes as a result of adverse weather conditions in the U.S. during the first quarter of 2014 which negatively impacted the agrochemical business, partially offset by improved product mix.

Adjusted EBITDA derived from the Specialty Amines segment increased by $2 million to $24 million for the three months ended March 31, 2014 from $22 million in the three months ended March 31, 2013. The increase was primarily related to the Formic Acid Solutions Acquisition.
Adjusted EBITDA derived from the Crop Protection segment increased by $5 million to $17 million for the three months ended March 31, 2014 from $12 million in the three months ended March 31, 2013. The increase was primarily due to higher pricing and product mix effects.
Total Adjusted EBITDA for the three months ended March 31, 2014 was $70 million, compared to $66 million in the three months ended March 31, 2013, which represented an increase of $4 million or 6.1%. The increase was due to the strong performance in the Crop Protection segment as well as a one month contribution from the Formic Acid Solutions business. In addition, there was continued growth in our Specialty segment serving the personal and home care, water treatment and energy end-markets, partially offset by a decline in the agrochemicals business which saw negative impacts from the weather in the U.S.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations and short-term and long-term borrowings. We also make use of off-balance sheet, non-recourse factoring facilities (the “Non-Recourse Factoring Facilities”) to help manage fluctuations in our trade working capital. Our Factoring Facilities have a combined limit of $218 million (the U.S. Dollar equivalent of the €158 million commitment amounts as of March 31, 2014) and applies to the eligible accounts receivable in the United States, Belgium, and Germany. The arrangements contains limitations as to the amount of eligible receivables that any one debtor can be factored at any moment in time. The limit is usually 15% of the amount of outstanding eligible receivables with the exception of certain specific debtors, where this limit is 30%. The Non-Recourse Factoring Facilities are committed until December 31, 2017 with a provision for indefinite extension and a notice period prior to termination of one year. Financing was approved on 85% of the relevant outstanding accounts receivable.
The costs associated with the Non-Recourse Factoring Facilities consist of a commission fee on the factored receivables and an interest charge on the amount drawn under the facilities. The total commission fees on the factored receivables for the three months ended March 31, 2014 and 2013 were $0.3 million and $0.3 million, respectively. The interest charge for the three months ended March 31, 2014 and 2013 was $0.4 million and $0.4 million, respectively. The Non-Recourse Factoring Facilities are off-balance sheet obligations and are not included in calculations of our indebtedness. The amount drawn under the Non-Recourse Factoring Facilities was $113 million at March 31, 2014 and $103 million at December 31, 2013.
We also have senior secured credit facilities totaling $852 million consisting of a revolving credit facility, none of which was drawn as of March 31, 2014, a USD term loan facility and a Euro term loan facility (the "Senior Secured Credit Facilities"). In addition, we have $400 million in aggregate principal amount outstanding of 9.75% second-priority notes due 2020 (the “2020 Notes”) (the “Notes”). The Senior Secured Credit Facilities and the indenture governing the Notes contain customary covenants. We may be required to comply with a specific financial ratio under our revolving credit facility. Under the revolving credit facility, if we have indebtedness under the revolving credit facility or if more than $20 million of letters of credit that are not cash-collateralized are outstanding, we must maintain a maximum net first lien coverage ratio of 4.50 to 1.00, tested quarterly and upon each credit extension. As of March 31, 2014, there were no amounts drawn under our revolving credit facility and we had a net first lien coverage ratio of 2.40 to 1.00, which would have been in compliance with the ratio requirement if we were under an obligation to comply. This restriction may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

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
Cash Flows
Cash and cash equivalents decreased from $88 million at December 31, 2013 to $34 million at March 31, 2014. This decrease was primarily attributable to the $184 million Formic Acid Solutions Acquisition and $27 million in capital spending offset by $137 million in debt borrowings and $27 million from cash generated from operating activities. Of the total cash balance, the majority is in the United States and Belgium, which is where the cash is needed.
Cash flows from operating, investing and financing activities are presented in the following table:

	Three Months Ended March 31,
(In millions)	2014	2013
Cash provided by (used in):
Operating activities	$27	$49
Investing activities	(213)	(13)
Financing activities	132	(7)
Effects of change in exchange rates on cash and cash equivalents	—	(2)
Net change in cash and cash equivalents	$(54)	$27
Net cash flows from operating activities consist of profit after tax adjusted for changes in net working capital and non-cash items such as depreciation, amortization and write-offs, and movements in provisions and pensions. For the three months ended March 31, 2014, cash from operating activities was $27 million, which was a decline of $22 million compared to the three months ended March 31, 2013. The primary driver of this decrease was the timing of cash interest payments between periods.
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

(In millions)	March 31, 2014	December 31, 2013
Trade receivables	$95	$63
Inventory	167	138
Trade payables	(129)	(103)
Trade working capital	$133	$98

Trade working capital at March 31, 2014 was $133 million, up by $35 million from $98 million at the end of 2013. The increase was primarily due to accounts receivable and inventory acquired in connection with the Formic Acid Solutions Acquisition and an increase in accounts receivable due to the higher quarterly revenue and seasonality.
Trade Receivables
Trade receivables at March 31, 2014 were $95 million, an increase of $32 million from $63 million at the end of 2013. The increase was primarily driven by accounts receivable acquired in connection with the Formic Acid Solutions Acquisition and higher revenues in the three month period ending March 31, 2014 compared to revenues in the three month period ending December 31, 2013 due to seasonality.
Inventories
Inventories at March 31, 2014 were $167 million, an increase of $29 million from $138 million at the end of 2013. The increase was primarily driven by inventory acquired in connection with the Formic Acid Solutions Acquisition and a build-up of raw material inventory due to a scheduled outage at our Pace plant location.
Trade Payables
Trade payables at March 31, 2014 were $129 million, an increase of $26 million from $103 million at the end of 2013. The increase was primarily driven by payables acquired in connection with the Formic Acid Solutions Acquisition and due to higher raw material purchases as a result of a scheduled outage at our Pace facility.
Cash used in investing activities was $213 million for the three months period ending March 31, 2014, primarily due to the Formic Acid Solutions Acquisition and capital expenditures related to the Methyls project at our Pace location. Cash used in investing activities was $13 million for the three month period ending March 31, 2013, primarily due to ongoing capital expenditures at the plant sites.
Capital Expenditures
The table below sets forth information with respect to our capital expenditures for the three months ended March 31, 2014 and 2013:

(In millions)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Tangible capital expenditures	$27	$12
Growth and optimization	23	10
Maintenance	4	2
Intangible capital expenditures	2	1
Total capital expenditures	$29	$13
Generally, our capital expenditures are directed to one of two main categories of tangible assets, growth and optimization projects and capital improvements. A relatively small part of our capital expenditures are spent on intangible assets, including information and communications technology and toxicological and regulatory studies in connection with product registrations and re-registrations. The three months ended March 31, 2014 includes our methylamine expansion project in Pace, Florida.
Cash provided by financing activities was $132 million for the three months ended March 31, 2014 primarily due to the borrowing of additional debt to finance the Formic Acid Solutions Acquisition. Cash used in financing activities for the three months ended March 31, 2013 was $7 million as a result of the remaining payment related to the shareholder distribution from December 2012.
Non-Current Interest-bearing Loans and Borrowings
Interest-bearing loans and borrowings increased by $134 million to $1,042 million between December 31, 2013 and March 31, 2014, due to the additional debt borrowings to fund the Formic Acid Solutions Acquisition, partially offset by principal payments on existing loans.

Contractual Obligations
The following table summarizes our future contractual obligations as of March 31, 2014:

(In millions)	2014	2015	2016	2017	2018	Thereafter	Total
Senior Secured Credit Facilities:
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
USD term loan credit facility (a)	3	4	4	4	4	367	386
EUR term loan credit facility (a)	3	3	3	2	2	243	256
Second-Priority senior secured notes	—	—	—	—	—	400	400
Interest expense	46	61	60	60	60	64	351
Operating leases	10	11	9	8	6	11	55
Capital leases	1	1	1	1	2	2	8
Purchase commitments (b)	3	3	3	3	3	14	29
Total	$66	$83	$80	$78	$77	$1,101	$1,485

(a)	Our term loans bear interest at variable rates, which are assumed to reflect the LIBOR currently in effect for purposes of this table; actual rates could differ materially.

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

Off-Balance Sheet Arrangements
Our primary off-balance sheet commitments are the Non-Recourse Factoring Facilities described above under “Liquidity and Capital Resources.”
Critical Accounting Policies
There have been no significant material changes to the critical accounting policies as disclosed in the Company’s consolidated financial statements for the year ended December 31, 2013 included within our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on February 28, 2014.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant material changes to the market risks as disclosed in the Company’s consolidated financial statements for the year ended December 31, 2013 included within our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on February 28, 2014.

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
Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.
Item 3. Defaults on Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
See the Index to Exhibits on Page 33.
* * * * *

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Ghent, Belgium, on May 8, 2014.

TAMINCO CORPORATION

By:	/s/ Laurent Lenoir
Name: Laurent Lenoir Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRLTaxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished with this Report. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of section 18 of the Exchange Act.