Form 10-Q
period 2014-06-30
TAMINCO Corp
filed 2014-08-07
CIK 1547063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were approximately 66,471,193 shares of common stock outstanding as of August 7, 2014.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TAMINCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, except share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$370	$305	$689	$615
Cost of sales	308	250	572	503
Gross profit	62	55	117	112
Selling, general and administrative expense	20	14	37	29
Research and development expense	3	3	5	6
Other operating (income) expense	2	37	6	39
Operating income (loss)	37	1	69	38
Interest expense, net	17	24	35	48
Loss on early extinguishment of debt	—	12	—	12
Other non-operating (income) expense, net	—	—	(1)	(2)
Income (loss) before income taxes and equity in losses	20	(35)	35	(20)
Income tax expense (benefit)	6	(22)	10	(16)
Income (loss) before results from equity in losses	14	(13)	25	(4)
Equity in losses of unconsolidated entities	—	—	1	1
Net income (loss) for the period	$14	$(13)	$24	$(5)
Net income (loss) per common share:
Basic	$0.21	$(0.21)	$0.36	$(0.09)
Diluted	$0.21	$(0.21)	$0.36	$(0.09)
Weighted average number of common shares outstanding
Basic	66,415,798	62,780,206	66,413,508	56,030,468
Diluted	66,848,341	62,780,206	66,854,157	56,030,468
See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) for the period	$14	$(13)	$24	$(5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3)	9	(4)	(2)
Net pension and other postretirement benefit adjustments	—	—	—	—
Other comprehensive income (loss), net of tax	(3)	9	(4)	(2)
Total comprehensive income (loss)	$11	$(4)	$20	$(7)
See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$67	$88
Trade receivables, net of allowance for doubtful accounts of $1.1 million in both 2014 and 2013	86	62
Related parties receivables	—	1
Inventories	151	138
Deferred income taxes	4	4
Prepaid expenses and other current assets	14	10
Income tax receivable	2	8
Total current assets	324	311
Property, plant and equipment, net	607	470
Equity method investment	21	22
Intangible assets, net	533	539
Goodwill	492	466
Deferred income taxes	2	2
Capitalized debt issuance costs, net	44	46
Total assets	$2,023	$1,856
Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$8	$6
Trade payables	116	103
Income taxes payable	4	1
Other current liabilities	45	42
Deferred income taxes	3	3
Total current liabilities	176	155
Long-term debt	1,037	908
Deferred income taxes	235	241
Long-term pension and post retirement benefit obligations	22	20
Other liabilities	7	7
Total liabilities	1,477	1,331
Common stock ($0.001 par value, 250,000,000 shares authorized, 66,471,193 shares issued and outstanding at June 30, 2014 and 66,411,193 shares issued and outstanding at December 31, 2013)	—	—
Additional paid-in capital	535	534
Retained earnings (deficit)	(11)	(35)
Accumulated other comprehensive income (loss)	22	26
Total stockholders’ equity	546	525
Total liabilities and equity	$2,023	$1,856
See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash flows provided by (used in) operating activities
Net income (loss)	$24	$(5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	66	56
Deferred tax provision	(14)	(12)
Stock based compensation	1	—
Other non-cash adjustments:
Loss on early extinguishment of debt	—	5
Loss from equity method investment	1	1
Amortization of debt-related costs	5	4
Net change in assets and liabilities:
(Increase)/Decrease in accounts receivable	—	(15)
(Increase)/Decrease in inventories	9	—
Increase/(Decrease) in accounts payable	(3)	20
(Increase)/Decrease in other current assets	3	(3)
Increase/(Decrease) in other current liabilities	1	(10)
Increase/(Decrease) in other non-current liabilities	—	(4)
Net cash flows provided by (used in) operating activities	93	37
Cash flows used in investing activities
Formic Acid Solutions Acquisition, net of cash acquired	(184)	—
Purchase of property, plant and equipment	(54)	(29)
Purchase of intangible assets	(5)	(3)
Net cash flows used in investing activities	(243)	(32)
Cash flows provided by (used in) financing activities
Proceeds from borrowings	137	—
Repayments of borrowings	(4)	(251)
Return of capital	—	(7)
Sale of common stock	—	233
Payments of debt issuance costs	(3)	(2)
Net cash flows provided by (used in) financing activities	130	(27)
Effect of exchange rate change on cash and cash equivalents	(1)	(1)
Net increase (decrease) in cash and cash equivalents	(21)	(23)
Cash and cash equivalents, beginning of period	88	67
Cash and cash equivalents, end of period	$67	$44
Supplemental Cash Flow Information:
Interest paid	$30	$41
Income tax payments, net	$15	$5
Non-cash investing activity:
Capital expenditures acquired but unpaid as of period end	$1	$—
See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In Millions)
(Unaudited)

	Total Equity (Deficit)	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid In Capital

Balance at December 31, 2013	$525	$(35)	$26	$—	$534
Net income (loss)	24	24	—	—	—
Issuance of common stock	—	—	—	—	—
Compensation cost for stock option grants	1	—	—	—	1
Other comprehensive income (loss), net of tax	(4)	—	(4)	—	—
Balance at June 30, 2014	$546	$(11)	$22	$—	$535
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
2. Significant Accounting Policies
In management’s opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2014 and December 31, 2013 and the results of operations and comprehensive income/(loss) for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013 (in millions except share data):

Basic Earnings Per Common Share Computation
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) for the period	$14	$(13)	$24	$(5)
Weighted average common shares outstanding	66,415,798	62,780,206	66,413,508	56,030,468
Earnings (loss) per common share—Basic	$0.21	$(0.21)	$0.36	$(0.09)

Diluted Earnings Per Common Share Computation
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) for the period	$14	$(13)	$24	$(5)
Weighted average common shares outstanding—Basic	66,415,798	62,780,206	66,413,508	56,030,468
Incremental shares from assumed exercise of dilutive options from stock-based compensation awards	432,543	—	440,649	—
Weighted average common shares outstanding—Diluted	66,848,341	62,780,206	66,854,157	56,030,468
Earnings (loss) per common share—Diluted	$0.21	$(0.21)	$0.36	$(0.09)
Time vesting options to purchase 0.12 million shares of common stock outstanding for both the three and six months ended June 30, 2014 and 1.38 million shares of common stock outstanding for both the three and six months ended June 30, 2013, respectively, were not included in the computation of diluted earnings per common share as the effect would be anti-dilutive. In addition, performance vesting options to purchase 2.0 million shares of common stock outstanding for both the three and six months ended June 30, 2014 and 2.2 million shares of common stock outstanding for both the three and six months ended June 30, 2013, respectively, were not included in the computation of diluted earnings per common share as the performance condition necessary to exercise the options was not met during or as of the end of the period presented.

3. Reclassifications From Accumulated Other Comprehensive Income (Loss)

(In millions)	Foreign Currency Translation Adjustments	Pension Liability Adjustments	Total
Balance at December 31, 2012	$2	$(1)	$1
Other comprehensive income (loss) before reclassifications	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net decrease in other comprehensive income (loss)	(2)	—	(2)
Balance at June 30, 2013	$—	(1)	$(1)

(In millions)	Foreign Currency Translation Adjustments	Pension Liability Adjustments	Total
Balance at December 31, 2013	$28	$(2)	$26
Other comprehensive income (loss) before reclassifications	(4)	—	(4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net increase in other comprehensive income (loss)	(4)	—	(4)
Balance at June 30, 2014	$24	$(2)	$22
There were no reclassifications out of Accumulated Other Comprehensive Income (Loss) for both the three and six months ended June 30, 2014 and 2013.

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
5. Formic Acid Solutions Acquisition
On December 22, 2013, the Company entered into a Share Purchase Agreement to acquire the formic acid business of Kemira Oyj (the “Formic Acid Solutions Acquisition”). The Acquisition was consummated on March 6, 2014 for an initial purchase price of €135 million. The formic acid business serves a number of end-markets driven by key global “mega-trends," such as animal nutrition, water treatment and energy. As a result of this transaction, the Company acquired a manufacturing facility for formic acid and derivatives located in Oulu, Finland and added approximately 160 employees across Finland, the Netherlands, Germany, China, the U.S. and Brazil.
Preliminary Purchase Price Allocation
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
The purchase price allocation was adjusted during the second quarter for values associated with the acquired amounts of working capital. These adjustments were included within a subsequent agreement between the Company and Kemira Oyj. Please see Note 22 - Subsequent Events for further information. The Company expects to evaluate any additional impact on the purchase price allocation and finalize the opening balance sheet within the acquisition period.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of Formic Acid Solutions Acquisition inclusive of the adjustments made during the second quarter (in millions):

Cash	$2
Inventory	23
Accounts receivable	24
Prepaid expenses and other current assets	1
Property, plant and equipment	119
Intangible assets	27
Goodwill	29
Other long term assets	7
Total assets acquired	232
Current liabilities	25
Other long term liabilities	21
Total liabilities assumed	46
Net assets acquired	$186
Other long-term liabilities assumed are primarily comprised of net non-current deferred tax liabilities of $19 million and other accruals of $2 million.
Inventory acquired by the Company includes a preliminary fair value adjustment of $3 million. The Company expensed half of this amount in the first quarter of 2014 and half in the second quarter of 2014 as the acquired inventory was sold.
Property, plant and equipment includes a preliminary fair value adjustment of $67 million and consists of land, buildings, machinery and equipment. Depreciable lives average 8 years for the property, plant and equipment acquired.
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
Supplementary Pro Forma Information
The unaudited pro forma combined statements of operations for the three and six months ended June 30, 2014 and 2013 have been derived from our historical condensed consolidated financial statements and have been prepared to give effect to the Acquisition, assuming that the Acquisition occurred on January 1, 2013.
The Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014 includes $37 million and $49 million of revenue, respectively, and $0 million and $1 million of net losses for the three and six months ended June 30, 2014, for the Formic Acid Solutions business from the Acquisition date through June 30, 2014.
The unaudited pro forma combined statements of operations for the three and six month periods ended June 30, 2014 and 2013 have been adjusted to reflect:
•additional depreciation and amortization that resulted from changes in the estimated fair value of assets and liabilities;
•increase of the interest expense resulting from new indebtedness incurred in connection with the Formic Acid Solutions Acquisition;
•transaction expenses that were incurred as a result of the Acquisition.
The Company's pro forma net sales and net income of the combined entity if the acquisition had been completed on January 1, 2013 are as follows:

(In millions, except per share amounts)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net sales	$370	$349	$715	$715
Net income (loss)	$15	$(13)	$25	$(3)
Net income (loss) per common share:
Basic	$0.23	$(0.21)	$0.38	$(0.05)
Diluted	$0.22	$(0.21)	$0.37	$(0.05)
The pro forma amounts for the three months ended June 30, 2014 were adjusted to exclude $1 million of expense, net of tax, related to the fair value adjustment of the acquired inventory. The pro forma amounts for the six months ended June 30, 2014 were adjusted to exclude $2 million of acquisition costs, net of tax, that were actually incurred by the Company during the period and $3 million of expense, net of tax, related to the fair value adjustment of acquired inventory. The pro forma amounts for the six months ended June 30, 2013 were adjusted to include $2 million of acquisition costs, net of tax, and $3 million of expense, net of tax, related to the fair value adjustment of acquired inventory.
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

6. Accounts Receivable
Allowances for doubtful accounts were $1.1 million at both June 30, 2014 and December 31, 2013. The company increased its allowance for doubtful accounts by $0.1 million and $0.0 million for the three and six months ended June 30, 2014, respectively, based on increased accounts receivable. The company reduced its allowance for doubtful accounts by $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively, based upon favorable customer payment experience.
We make use of Non-Recourse Factoring Facilities to manage fluctuations in our trade working capital. Our Factoring Facilities have a combined limit of $216 million (the U.S. Dollar equivalent of the €158 million commitment amounts as of June 30, 2014) and applies to the eligible accounts receivable in the United States, Belgium, Germany, and Finland. The arrangements contain limitations as to the amount of eligible receivables that any one debtor can be factored at any moment in time. The limit is usually 15% of the amount of outstanding eligible receivables with the exception of certain specific debtors, where this limit is 30%. The Non-Recourse Factoring Facilities are committed until December 31, 2017 with a provision for indefinite extension and a notice period prior to termination of one year. Financing was approved on 85% of the relevant outstanding accounts receivable.
The total amount of eligible receivables insured by the third parties and sold by the Company during the three and six months ended June 30, 2014 was $288 million and $508 million, respectively. The total amount of eligible receivables insured by the third parties and sold by the Company during the three and six months ended June 30, 2013 was $227 million and $436 million, respectively. The Company sells the receivables at face value but receives actual funding net of a deposit account (approximately 85% of the face value) until collections are received from customers for the receivables sold.
The costs associated with the Non-Recourse Factoring Facilities consist of a commission fee on the factored receivables and an interest charge on the amount drawn under the facilities. The total commission fees on the factored receivables for the three and six months ended June 30, 2014 was $0.3 million and $0.6 million, respectively. The total commission fees on the factored receivables for the three and six months ended June 30, 2013 was $0.3 million and $0.6 million, respectively. The interest charge for the three and six months ended June 30, 2014 was $0.4 million and $0.8 million, respectively. The interest charge for the three and six months ended June 30, 2013 was $0.4 million and $0.8 million, respectively. The commission fee is included in "Selling, general and administrative expense" and the interest charge is included in "Interest expense" on the Condensed Consolidated Statements of Operations. The factored receivables are removed from the accounts receivables balance in accordance with guidance under ASC topic 860, Transfers and Servicing. The amount drawn under the Non-Recourse Factoring Facilities was $131 million at June 30, 2014 and $103 million at December 31, 2013.
As part of the program, the Company continues to service the receivables. The fair value of the receivables sold equaled the carrying value at the time of the sale, and no gain or loss was recorded. The Company estimates the fair value using inputs based on historical and anticipated performance of similar receivables, including historical and anticipated credit losses. The Company is exposed to credit losses on sold receivables up to the amount of the deposit amount. Credit losses for receivables sold and past due amounts outstanding for the three and six months ended June 30, 2014 and 2013 were immaterial.

7. Inventories
Inventories consisted of the following components (in millions):

	June 30, 2014	December 31, 2013
Finished goods and work-in-process	$117	$111
Raw materials and supplies	34	27
Total Inventories	$151	$138
Total inventories are presented net of an allowance for excess and obsolete inventory of $2.0 million at both June 30, 2014 and December 31, 2013, respectively. There was $0 million expense charged for excess and obsolete inventory for both the three and six months ended June 30, 2014 and 2013.
8. Property, Plant and Equipment
Property, plant and equipment, at cost, and the related accumulated depreciation were as follows (in millions):

	June 30, 2014	December 31, 2013
Land and improvements	$34	$35
Buildings, structures and related improvements	52	40
Plant, machinery and equipment	573	410
Furniture and vehicles	4	3
Construction-in-process	41	52
Software applications	13	9
	717	549
Less accumulated depreciation	(110)	(79)
Total Property, Plant and Equipment, Net	$607	$470
Total depreciation expense (excluding capital lease depreciation) for the three months ended June 30, 2014 and 2013 was $16 million and $11 million, respectively. Total depreciation expense (excluding capital lease depreciation) for the six months ended June 30, 2014 and 2013 was $30 million and $22 million, respectively. Depreciation expense is included in cost of sales, selling, general and administrative expense, and research and development expense on the Condensed Consolidated Statements of Operations.
9. Goodwill and Intangible Assets
Goodwill by segment and changes in the carrying amount are as follows (in millions):

	Functional Amines	Specialty Amines	Crop Protection	Total
Balance at December 31, 2012	$166	$153	$134	$453
Foreign currency translation	4	5	4	13
Balance at December 31, 2013	170	158	138	466
Business acquisition (1)	—	29	—	29
Foreign currency translation	(1)	(1)	(1)	(3)
Balance at June 30, 2014	$169	$186	$137	$492

(1)	Represents the goodwill established as a result of the Formic Acid Solution Acquisition - see Note 5.
Intangible assets are as follows (in millions):

		June 30, 2014			December 31, 2013
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Leasehold interest	44 years	$4	$—	$4	$4	$—	$4
Regulatory costs	3 years	20	(6)	14	14	(2)	12
Customer relationships	12 years	370	(70)	300	358	(55)	303
Technology, patents and license costs	10 years	108	(23)	85	96	(18)	78
Various contracts	8 years	186	(56)	130	186	(44)	142
Total intangible assets		$688	$(155)	$533	$658	$(119)	$539
Intangible asset amortization expense is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Regulatory costs	$2	$1	$4	$2
Customer relationships	7	8	15	15
Technology, patents and license costs	3	2	5	5
Various Contracts	6	6	12	12
Total Amortization Expense	$18	$17	$36	$34
Based on the Company’s amortizable intangible assets as of June 30, 2014, the Company expects related amortization expense for the five succeeding years to be approximately $73 million annually.
10. Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Payroll and benefits	$13	$12
Accrued interest	10	10
Accrued rebates	5	6
Accrued charges	17	14
Total other current liabilities	$45	$42
11. Restructuring Reserve
The following table sets forth the changes in the restructuring reserve, which is included in other non-current liabilities in the Condensed Consolidated Balance Sheets (in millions):

Total
Balance at December 31, 2012	$6
Incurred and charged to expense	—
Cash payments	(2)
Balance at December 31, 2013	4
Incurred and charged to expense	—
Cash payments	—
Balance at June 30, 2014	$4
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
The restructuring reserve at June 30, 2014 consists of the following amounts (in millions):

Supplier termination expense	$1
Severance liabilities	2
Other expenditures	1
Total	$4
12. Short and Long-Term Debt
On February 5, 2014, the Company refinanced the Senior Secured Credit Facilities. As part of this refinancing, the applicable rate was lowered by 0.75% and the alternate base rate was lowered by 0.25% on both the USD loan and the Euro loan. There were no changes to the terms of the loans. The transaction was treated as a debt modification and the financing costs of $0.3 million were capitalized and will be amortized over the life of the loan to interest expense.
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
Total indebtedness is as follows (in millions):

	June 30, 2014	December 31, 2013
Senior Secured Credit Facilities
Term loan credit facility—USD	$385	$344
Term loan credit facility—EUR	253	163
Second-Priority senior secured 9.75% notes due 2020	400	400
Capital and financing lease obligations	7	7
Total	1,045	914
Less current maturities	(8)	(6)
Total long-term debt	$1,037	$908
As of June 30, 2014, the total capacity and available capacity under the Company’s borrowing arrangements were as follows (in millions):

	Interest Rate		Expiration Date	Total Capacity	Available Capacity
Credit Facilities
Revolving credit facility	(1)	(2)	February 15, 2017	$200	$197
Term loan credit facility—USD	(1)	(3)	February 15, 2019	385	—
Term loan credit facility—EUR	(1)	(4)	February 15, 2019	253	—
Second-Priority senior secured notes	9.75%		March 31, 2020	400	—
				$1,238	$197

(1)	Alternate base rate is 0.75%.

(2)	The applicable rate is determined by the First Lien Leverage Ratio. The table below summarizes the applicable rate for the revolving credit facility which applies if the revolver is drawn:

Revolving Credit Facility First Lien Leverage Ratio	ABR Spread for Revolving Loans	Eurocurrency Spread for Revolving Loans
Greater than or equal to 1.50 to 1.00	2.25%	3.25%
Less than 1.50 to 1.00 and greater than or equal to 1.00 to 1.00	2.00%	3.00%
Less than 1.00 to 1.00	1.75%	2.75%

(3)	The applicable rate for the USD term loan is 2.50% per annum.

(4)	The applicable rate for the EUR term loan is 2.75% per annum.

Hedges of Net Investments in Foreign Operations
The Company has significant investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. Currently, the Company uses Euro denominated debt to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are partially offset by gains and losses in the non-derivative financial instruments designated as hedges of net investments, which are included in Accumulated Other Comprehensive Income (Loss). For the six months ended June 30, 2014, $0 million of net gains related to foreign-currency denominated debt were included in the cumulative translation adjustment. For the same period, no amounts were recorded in earnings as a result of hedge ineffectiveness.

13. Stock-Based Compensation
A summary of our stock-based compensation activity is presented below (number of shares in millions):

	Time Vesting Options	Performance Vesting Options
Outstanding at December 31, 2013	1.38	2.15
Granted	0.11	—
Exercised	(0.06)	—
Forfeited	(0.05)	(0.12)
Outstanding at June 30, 2014	1.38	2.03
At June 30, 2014 and 2013, there were 0.7 million and 0.4 million options exercisable, respectively.
The total stock based compensation expense for stock options for the three and six months ended June 30, 2014 was $0.2 million and $0.4 million, respectively. The total stock based compensation expense for stock options for the three and six months ended June 30, 2013 was $0.2 million and $0.4 million, respectively.
As of June 30, 2014, there was approximately $6 million of unrecognized compensation cost related to the time vesting options and approximately $2 million of unrecognized compensation cost related to performance based options issued. Unrecognized cost for the time vesting options will be recorded in future periods as compensation expense as the awards vest over the period from the date of grant with a remaining weighted average period of approximately 6 years. The unrecognized cost for the performance based options will be recorded when the achievement of the target internal rate of return measures is probable of occurring.
14. Financial Instruments and Derivatives
During the three and six months ended June 30, 2014 and 2013, the Company did not have any financial instruments or derivatives that were required to be valued at fair value on a recurring basis.
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
The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, determined by quoted market values, for the periods presented (in millions):

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
Credit Facilities
Revolving credit facility—USD	$—	$—	$—	$—
Term loan credit facility—USD	385	384	344	346
Term loan credit facility—EUR	253	252	163	164
Second-Priority senior secured notes	400	448	400	458

(a)	The fair value of the Company’s indebtedness is categorized as Level II.

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
Transactions with Related Parties (Apollo Affiliates)
The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three and six months ended June 30, 2014, net sales to related parties were $0.4 million and $0.9 million, respectively. For the three and six months ended June 30, 2013, net sales to related parties were $1.9 million and $3.8 million, respectively. For the three and six months ended June 30, 2014, the cost of sales pertaining to purchases from related parties was $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2013, the cost of sales pertaining to purchases from related parties was $1.0 million and $1.0 million, respectively.
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
For the three and six month periods ended June 30, 2013, the Company expensed approximately $3 million and $4 million in Apollo management fees, respectively.

In connection with the IPO, Apollo gave notice to the Company to terminate its management service agreement, and pay a $35 million termination fee, in accordance with the terms of the agreement. This termination fee was paid in May 2013. As a result, there were no Apollo management fees expensed during the three and six month periods ended June 30, 2014.
16. Other Operating Expense
Other operating expense for the three and six months ended June 30, 2014 was $2 million and $6 million, respectively. Other operating expense for the three and six months ended June 30, 2013 was $37 million and $39 million, respectively. For both the three and six months ended June 30, 2014, this amount primarily consists of transaction and integration costs related to the Formic Acid Solutions Acquisition. For the three and six months ended June 30, 2013, the amount primarily includes fees paid to Apollo.
17. Other Non-Operating (Income) Expense
Other non-operating income for the three and six months ended June 30, 2014 consisted of $0 million and $1 million, respectively, in foreign exchange gains. Other non-operating income for the three and six months ended June 30, 2013 consisted of $0 million and $2 million, respectively, in foreign exchange gains.
18. Income Tax Expense (Benefit)
Income tax expense (benefit) for the three and six months ended June 30, 2014 was $6 million and $10 million of expense, respectively. Income tax expense (benefit) for the three and six months ended June 30, 2013 was a benefit of $22 million and $16 million, respectively. Taminco calculates the tax provision for interim periods using an estimated annual effective tax rate methodology which is based on a current projection of full-year earnings before taxes amongst different taxing jurisdiction and adjusted for the impact of discrete quarterly items. The estimated annual effective tax rate differs from the U.S. statutory rate of 35% due to state taxes, the domestic manufacturing deduction, differential tax rates in various non-U.S. jurisdictions in which the Company operates, and operations in non-U.S. jurisdictions where the Company is not able to defer taxation in the U.S. The Company has incurred pretax income for the period from January 1, 2014 to June 30, 2014 and has recorded a tax expense. The tax expense also reflects certain discrete items including legislative changes enacted during the period.
19. Equity Method Investments
Activity related to the Company’s 50% joint venture with MGC Group for the six months ended June 30, 2014 is as follows:

(In millions)	June 30, 2014
Beginning balance at January 1, 2014	$22
Income (loss) from equity investments	(1)
Effects of foreign currency exchange rates	—
Ending balance at June 30, 2014	$21
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

•
Specialty Amines. This segment sells alkylamine derivatives for use in the water treatment, personal & home care, oil & gas and animal nutrition end-markets, and specialty additives for use in the pharmaceutical, industrial coatings and metal working fluid end-markets. This segment is downstream from the Functional Amines segment and uses that segment’s production as one of its key raw materials. The Specialty Amines segment’s customers are typically large, multinational enterprises who are leading players in their industry. Additionally, the Formic Acid Solutions business is part of this segment since the acquisition date of March 6, 2014.

•
Crop Protection. This segment sells alkylamine derivatives, active ingredients and formulated products for use in the agriculture and crop protection end-markets. The majority of the segment’s customers range from multinational crop protection and agricultural enterprises to large local farms.

The Company presents Adjusted EBITDA to enhance a prospective investor’s understanding of the results of operations and financial condition. EBITDA consists of profit for the period before interest, taxes, depreciation and amortization. Adjusted EBITDA consists of EBITDA and eliminates (i) transaction and integration costs, (ii) restructuring charges, (iii) foreign currency exchange gains/losses, (iv) non-cash equity in earnings/losses of unconsolidated affiliates net of cash dividends received (v) stock option compensation, (vi) shutdown costs associated with plant expansion, and (vii) Apollo management and director fees and expenses. The Company believes that making such adjustments provides investors meaningful information to understand the operating results and the ability to analyze financial and business trends on a period-to-period basis consistent with how management views the business.

	Net Sales (1)
	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Functional amines	$140	$137	$269	$277
Specialty amines	188	131	339	264
Crop protection	42	37	81	74
Total Company Sales	$370	$305	$689	$615

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

	Adjusted EBITDA
	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Functional amines	$30	$32	$59	$64
Specialty amines	34	23	58	45
Crop protection	13	11	30	23
Total Company Adjusted EBITDA	$77	$66	$147	$132
Reconciling items:
Transaction and integration costs	(3)	—	(9)	—
Foreign currency exchange gains/(losses)	1	1	2	3
Losses of equity method investment	—	—	(1)	(1)
Stock option compensation	(1)	—	(1)	—
Loss on early debt extinguishment	—	(12)	—	(12)
Shutdown costs associated with plant expansion	(3)	—	(3)	—
Apollo fees	—	(38)	—	(39)
Depreciation and amortization	(34)	(28)	(66)	(56)
Interest expense, net	(17)	(24)	(35)	(48)
Income tax (expense) benefit	(6)	22	(10)	16
Net income (loss) for the period	$14	$(13)	$24	$(5)
The following table is depreciation and amortization by segment:

	Depreciation and Amortization
	Three months ended June 30,		Six months ended June 30,
(In millions)	2014	2013	2014	2013
Functional amines	$11	$12	$22	$21
Specialty amines	15	6	28	22
Crop protection	8	10	16	13
Total depreciation and amortization	$34	$28	$66	$56
The following table is total assets by segment:

	Total Assets
(In millions)	June 30, 2014	December 31, 2013
Functional Amines	$703	$697
Specialty Amines	797	607
Crop Protection	364	371
Corporate	159	181
Total Assets	$2,023	$1,856
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
In July 2014, the Company received a subpoena from the United States Attorney’s Office for the Eastern District of Pennsylvania requesting documents and information concerning export shipments of monomethylamines (MMA) to a former customer in Mexico, a portion of which was diverted and subsequently seized by the US Drug Enforcement Agency in 2011. The Company has been cooperating with the government in its investigation. The Company cannot predict the outcome of this matter at this time.
22. Subsequent Events
On July 11, 2014, the Company and Kemira Oyj entered into an agreement to reduce the purchase price of the Acquisition by approximately $5 million to reflect the final values associated with the working capital amounts. This adjustment was remitted to the Company from Kemira Oyj on July 15, 2014 and will be reflected as a reduction of goodwill during the third quarter.

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
Overview
We believe we are the world’s largest integrated producer of alkylamines and alkylamine derivatives. Our products are used by our customers in the manufacturing of everyday products primarily for the agriculture, water treatment, personal & home care, animal nutrition and oil & gas end-markets. Our products provide these goods with a variety of ancillary characteristics required for optimal performance, such as neutralizing acidity, and removing contaminants. We have an extensive offering of differentiated value-added products that typically represent a small portion of our customers’ overall costs and are sold into diversified, global end-markets that benefit from favorable underlying economic and population growth trends. We currently operate in 20 countries with 8 production facilities and, as of June 30, 2014, had an installed production capacity of 1,508 kt. During the six months ended June 30, 2014, eight of our products accounted for 56% of our revenue, with six of the eight products holding a leading global market position. During the six months ended June 30, 2014, through our worldwide network of production facilities, we sold 44% of our net sales in North America, 41% of our net sales in Europe, and 15% of our net sales in the emerging markets (7% in Latin America and 8% in Asia). As a result of our leading market positions, attractive end-markets, and significant recent capital investments, we believe we are well positioned for significant growth over the coming years. In the six months ended June 30, 2014, we generated revenue of $689 million, Adjusted EBITDA of $147 million, and Adjusted EBITDA margin, reflecting Adjusted EBITDA as a percentage of net sales, of 21%. Please see footnote 20 “Segment Information” to the condensed consolidated financial statements for a reconciliation of Adjusted EBITDA to Net Income.
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
We are also in the process of pursuing numerous growth projects to further bolster our global footprint and leverage our strategic advantages. In total, we have spent $149 million in growth-related capital expenditures over the past three full years, which is more than we have spent in any similar historical period. We continue to realize growth from these investments.
We are organized into three segments: Functional Amines, Specialty Amines, and Crop Protection.

•
Functional Amines. This segment serves the needs of external customers that use our alkylamine products as the integral element in their chemical processes for the production of formulated products applied in a variety of end-markets such as agriculture, personal and home care, animal nutrition, and oil and gas. Through this segment, we also produce basic amines, which are captively used as building blocks to produce our downstream derivatives through our Specialty Amines and Crop Protection segments, serving a variety of attractive, non-cyclical end-markets. Approximately 30% of the Functional Amines production is used internally and forms the basis of our vertically integrated model. In the six months ended June 30, 2014, the Functional Amines segment accounted for 40% of Adjusted EBITDA.

•
Specialty Amines. This segment sells alkylamine derivatives for use in the water treatment, personal and home care, oil and gas and animal nutrition end-markets, and specialty additives for use in the pharmaceutical, industrial coatings and metal working fluid end-markets. This segment is downstream from the Functional Amines segment and uses that segment’s production as one of its key raw materials. The Specialty Amines segment’s customers are typically large, multinational enterprises who are leading players in their industry. Additionally, the recently acquired Formic Acid Solutions business is part of this segment since the acquisition date of March 6, 2014. In the six months ended June 30, 2014, the Specialty Amines segment accounted for 40% of Adjusted EBITDA.

•
Crop Protection. This segment sells alkylamine derivatives for use in the agriculture and crop protection end-markets. The majority of the segment’s customers range from multinational crop protection and agricultural enterprises to large local farms. In the six months ended June 30, 2014, the Crop Protection segment accounted for 20% of Adjusted EBITDA.

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
Key Performance Indicators
Adjusted EBITDA
EBITDA consists of profit for the period before interest, taxes, depreciation and amortization (“EBITDA”). We present Adjusted EBITDA to enhance an investor’s understanding of our results of operations and financial condition. Adjusted EBITDA consists of EBITDA and eliminates (i) transaction and integration costs, (ii) restructuring charges, (iii) foreign currency exchange gains/losses, (iv) non-cash equity in earnings/losses of unconsolidated affiliates net of cash dividends received (v) stock option compensation, (vi) shutdown costs associated with plant expansion, and (vii) Sponsor management and director fees and expenses. We believe that making such adjustments provides investors meaningful information to understand our operating results and ability to analyze financial and business trends on a period-to-period basis. Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013 are calculated in the same manner.
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
The following table presents our net sales and Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net sales	$370	$305	$689	$615
Adjusted EBITDA	77	66	147	132
Significant Factors Affecting Our Results of Operations

Volume, Product Mix and Pricing
Volume and our ability to control margins by passing the cost of raw materials onto customers through our pricing strategy are important variables in explaining our financial performance. We believe we occupy strong positions in growing niche markets with a relatively small group of suppliers. We enjoy positive gross margins across most of our product portfolio. In addition, a substantial portion of our sales is made pursuant to cost pass through contracts (“CPT Contracts”) under which the prices we receive for our products are automatically adjusted on a quarterly basis to reflect changes in key raw material prices. An equally substantial portion of our sales are made pursuant to contracts under which sales prices are renegotiated quarterly, generally permitting us to incorporate any increases in key raw material costs in revised sales prices. With respect to both types of contracts, however, price adjustments are made based on the experience of the previous quarter. Accordingly, changes to selling prices will lag behind changes in key raw material costs incurred. This means that in an environment of rising key raw material prices, we will not recover our increased key raw material costs in full until prices stabilize or fall. Conversely, in an environment of falling key raw materials prices, the sales prices we achieve may generate high gross margin and Adjusted EBITDA until prices stabilize or increase. Product mix also significantly impacts our results of operations as the average selling price and gross margin associated with our products varies significantly. For instance, due to the different cost structure and market prices, the selling prices in our Functional Amines business are significantly lower than prices in our Specialty Amines and Crop Protection businesses. On a volume basis for the six months ended June 30, 2014, Functional Amines represented approximately 43% of total volume, Specialty Amines represented approximately 49% and Crop Protection represented approximately 8%. Changes in the share by segment will impact the average selling price and, consequently, gross margin. As a result, although we may experience significant top line growth, the ultimate profitability of our operations will be dependent upon our efforts to promote our higher margin products or increase volumes associated with those that produce lower margins.
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

Results of Operations
The following table presents our consolidated results for the periods presented (in millions):

	Three Months Ended June 30,
	2014	2013
Net sales	$370	$305
Cost of sales	308	250
Selling, general and administrative expense	20	14
Research and development expense	3	3
Other operating expense	2	37
Interest expense, net	17	24
Loss on early extinguishment of debt	—	12
Other non-operating (income) expense, net	—	—
Income tax expense	6	(22)
Loss from companies consolidated under the equity method	—	—
Net income for the period	$14	$(13)
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
Net sales for the three months ended June 30, 2014 were $370 million compared to $305 million in the comparative period ended June 30, 2013, which represents an increase of $65 million or 21%. Of the total increase, $57 million is related to the Specialty Amines business and is mainly due to additional net sales as a result of the Formic Acid Solutions Acquisition, supplemented by a $3 million increase in revenue from the Functional Amines business and a $5 million increase in revenue from the Crop Protection business.
Cost of sales for the three months ended June 30, 2014 were $308 million compared to $250 million in the comparative period ended June 30, 2013, which represents an increase of $58 million or 23%. The increase was due to the corresponding increase in sales. Gross profit margins in the three months ended June 30, 2014 were 16.8% compared to gross profit margins in the corresponding period of 18.0% due to movements in the product mix, shutdown costs related to the Methyls plant expansion at our Pace facility, and the release of a portion of the Finland inventory step-up during the quarter.
Selling, general and administrative expense for the three months ended June 30, 2014 was $20 million compared to $14 million in the comparative period ended June 30, 2013, which represents an increase of $6 million or 43%. This increase was due to additional costs from the Formic Acid Solutions Acquisition and higher expenditures within our support functions in order to support additional growth demands.
Other operating expense for the three months ended June 30, 2014 was $2 million compared to $37 million in the comparative period ended June 30, 2013, which represents a decrease of $35 million or 95%. This decrease was primarily related to the $35 million termination fee paid to Apollo in May 2013 (the "Termination Fee"), partially offset by integration costs resulting from our recent Formic Acid Solutions Acquisition.
Interest expense, net for the three months ended June 30, 2014 was $17 million compared to $24 million in the comparative period ended June 30, 2013, which represents a decrease of $7 million or 29%. This decrease was due to the additional interest in 2013 on the PIK Toggle Notes issued in December 2012 and redeemed in April and May 2013. Additionally in 2014, we incurred additional interest expense as a result of the incremental debt borrowings to fund the Formic Acid Solutions Acquisition, however, this increase was offset by a reduction in interest expense due to the repricing of our interest rate on both the USD and EUR term loans.
Loss on early extinguishment of debt for the three months ended June 30, 2014 was $0 million compared to $12 million in the comparative period ended June 30, 2013. The amount in 2013 was due to the write off of the related deferred financing charges, the period paid to the holders of the PIK Toggle Notes as well as the remaining unamortized discount associated with the PIK Toggle Notes.
Income tax expense was $6 million for the three months ended June 30, 2014 compared to a benefit of $22 million in the comparable period ended June 30, 2013, which represents a decrease of $28 million or 127%. This decrease was primarily due to a change in the mix of earnings between the various jurisdictions in which the Company operates as well as the significant expenses in 2013 related to the termination fee and payoff of the PIK Toggle Notes.
The following table presents our consolidated results for the periods presented (in millions):

	Six Months Ended June 30,
	2014	2013
Net sales	$689	$615
Cost of sales	572	503
Selling, general and administrative expense	37	29
Research and development expense	5	6
Other operating expense	6	39
Interest expense, net	35	48
Loss on early extinguishment of debt	—	12
Other non-operating (income) expense, net	(1)	(2)
Income tax expense	10	(16)
Loss from companies consolidated under the equity method	1	1
Net income for the period	$24	$(5)
Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
Net sales for the six months ended June 30, 2014 were $689 million compared to $615 million in the comparative period ended June 30, 2013, which represents an increase of $74 million or 12%. Of the total increase, $75 million is related to the Specialty Amines business and is mainly due to additional net sales as a result of the Formic Acid Solutions Acquisition, offset by an $8 million reduction in revenue from the Functional Amines business as a result of the slow start in the agricultural business, mainly in the U.S due to weather. Crop Protection also saw an increase of $7 million.
Cost of sales for the six months ended June 30, 2014 were $572 million compared to $503 million in the comparative period ended June 30, 2013, which represents an increase of $69 million or 14%. The increase was due to the corresponding increase in sales. Gross profit margins in the six months ended June 30, 2014 were 16.9% compared to gross profit margins in the corresponding period of 18.2% due to movements in the product mix and due to shutdown costs related to the Methyls plant expansion at our Pace facility.
Selling, general and administrative expense for the six months ended June 30, 2014 was $37 million compared to $29 million in the comparative period ended June 30, 2013, which represents an increase of $8 million or 28%. This increase was due to additional costs from the Formic Acid Solutions Acquisition, higher expenditures within our support functions in order to support additional growth demands, and additional legal and accounting fees as a result of our IPO in April 2013.
Other operating expense for the six months ended June 30, 2014 was $6 million compared to $39 million in the comparative period ended June 30, 2013, which represents an decrease of $33 million or 85%. This decrease was related to the $35 million Termination Fee paid to Apollo in May 2013 and the remainder of the 2013 management fee, partially offset by the transaction and integration costs resulting from the Formic Acid Solutions Acquisition.
Interest expense, net for the six months ended June 30, 2014 was $35 million compared to $48 million in the comparative period ended June 30, 2013, which represents a decrease of $13 million or 27%. This decrease was due to the additional interest in 2013 on the PIK Toggle Notes issued in December 2012, which were redeemed in April and May 2013. Additionally in the six months ended June 30, 2014, we incurred additional interest expense as a result of the incremental debt borrowings to fund the Formic Acid Solutions Acquisition, offset by a reduction in interest expense due to the repricing of our interest rate on both the USD and EUR term loans.
Other non-operating (income) expense, net for the six months ended June 30, 2014 was income of $1 million compared to $2 million in the comparative period ended June 30, 2013, which represents a decrease of $1 million or 50%. This decrease was due to changes in foreign exchange rates.
Income tax expense was $10 million for the six months ended June 30, 2014 compared to a benefit of $16 million in the comparable period ended June 30, 2013, which represents a decrease of $26 million or 163%. This decrease was primarily due to the Termination Fee and payoff of the PIK Toggle Notes, as well as a change in the mix of earnings between the various jurisdictions in which the Company operates.

Segment Level Financial Results
The following table and related text is a more detailed discussion of the results of each of our reportable segments during the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(In millions)	2014	2013
Functional amines	$140	$137
Specialty amines	188	131
Crop protection	42	37
Total Company Sales	$370	$305

	Adjusted EBITDA
	Three Months Ended June 30,
(In millions)	2014	2013
Functional amines	$30	$32
Specialty amines	34	23
Crop protection	13	11
Total Company Adjusted EBITDA	$77	$66
Reconciling items:
Transaction and integration costs	(3)	—
Foreign currency exchange gains/(losses)	1	1
Losses of equity method investment	—	—
Stock option compensation	(1)	—
Loss on early debt extinguishment	—	(12)
Shutdown costs associated with plant expansion	(3)	—
Apollo fees	—	(38)
Depreciation and amortization	(34)	(28)
Interest expense, net	(17)	(24)
Income tax (expense) benefit	(6)	22
Net income (loss) for the period	$14	$(13)
Net Sales
Net sales derived from the Functional Amines segment was $140 million for the three months ended June 30, 2014, which was an increase of $3 million or 2% compared to the three months ended June 30, 2013. The increase was primarily due to a rebound in demand resulting from improved weather conditions during the second quarter of 2014, which partially offset the negative impact to the U.S. agrochemical business in the first quarter.
Net sales derived from the Specialty Amines segment was $188 million for the three months ended June 30, 2014, an increase of $57 million or 44% compared to the three months ended June 30, 2013. The increase was primarily due to additional net sales from the recently acquired Formic Acid Solutions business as well as an increase in volume in the personal and home care, water treatment and energy end markets.
Net sales derived from the Crop Protection segment for the three months ended June 30, 2014 were $42 million, which was an increase of $5 million or 14% compared to the three months ended June 30, 2013. This increase is due to favorable weather conditions in Europe as well as improved product mix.
Adjusted EBITDA
Adjusted EBITDA derived from the Functional Amines segment decreased by $2 million to $30 million for the three months ended June 30, 2014 from $32 million in the three months ended June 30, 2013. The decrease was mainly due to product mix and reduced volumes.

Adjusted EBITDA derived from the Specialty Amines segment increased by $11 million to $34 million for the three months ended June 30, 2014 from $23 million in the three months ended June 30, 2013. The increase was primarily related to the Formic Acid Solutions Acquisition as well as higher pricing and product mix effects.
Adjusted EBITDA derived from the Crop Protection segment increased by $2 million to $13 million for the three months ended June 30, 2014 from $11 million in the three months ended June 30, 2013. The increase was primarily due to higher pricing and product mix effects.
Total Adjusted EBITDA for the three months ended June 30, 2014 was $77 million, compared to $66 million in the three months ended June 30, 2013, which represented an increase of $11 million or 17%. The increase was due to the strong performance in the Crop Protection segment as well as a full quarter contribution from the Formic Acid Solutions business. In addition, there was continued growth in our Specialty Amines segment serving the personal and home care, water treatment and energy end-markets.
The following table and related text is a more detailed discussion of the results of each of our reportable segments during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(In millions)	2014	2013
Functional amines	$269	$277
Specialty amines	339	264
Crop protection	81	74
Total Company Sales	$689	$615

	Adjusted EBITDA
	Six Months Ended June 30,
(In millions)	2014	2013
Functional amines	$59	$64
Specialty amines	58	45
Crop protection	30	23
Total Company Adjusted EBITDA	$147	$132
Reconciling items:
Transaction and integration costs	(9)	—
Foreign currency exchange gains/(losses)	2	3
Losses of equity method investment	(1)	(1)
Stock option compensation	(1)	—
Loss on early debt extinguishment	—	(12)
Shutdown costs associated with plant expansion	(3)	—
Apollo fees	—	(39)
Depreciation and amortization	(66)	(56)
Interest expense, net	(35)	(48)
Income tax (expense) benefit	(10)	16
Net income (loss) for the period	$24	$(5)
Net Sales
Net sales derived from the Functional Amines segment was $269 million for the six months ended June 30, 2014, which was a decrease of $8 million or 4% compared to the six months ended June 30, 2013. The decrease was primarily due to adverse weather conditions during the first quarter of 2014 which negatively impacted the U.S. agrochemical business.
Net sales derived from the Specialty Amines segment was $339 million for the six months ended June 30, 2014, an increase of $75 million or 28% compared to the six months ended June 30, 2013. The increase was primarily due to additional net sales from the recently acquired Formic Acid Solutions business as well as an increase in volume in the personal and home care, water treatment and energy end markets business.
Net sales derived from the Crop Protection segment for the six months ended June 30, 2014 were $81 million, which was an increase of $7 million or 9% compared to the six months ended June 30, 2013. This increase is due to favorable product mix.
Adjusted EBITDA
Adjusted EBITDA derived from the Functional Amines segment decreased by $5 million to $59 million for the six months ended June 30, 2014 from $64 million in the six months ended June 30, 2013. The decrease was mainly due to reduced volumes as a result of adverse weather conditions in the U.S. during the first quarter of 2014, which negatively impacted the agrochemical business, partially offset by improved product mix.
Adjusted EBITDA derived from the Specialty Amines segment increased by $13 million to $58 million for the six months ended June 30, 2014 from $45 million in the six months ended June 30, 2013. The increase was primarily related to the Formic Acid Solutions Acquisition and strong demand in the personal and home care, water treatment, and energy end markets.
Adjusted EBITDA derived from the Crop Protection segment increased by $7 million to $30 million for the six months ended June 30, 2014 from $23 million in the six months ended June 30, 2013. The increase was primarily due to higher pricing and product mix effects.
Total Adjusted EBITDA for the six months ended June 30, 2014 was $147 million, compared to $132 million in the six months ended June 30, 2013, which represented an increase of $15 million or 11%. The increase was primarily due to the contribution from the Formic Acid Solutions business and strong performance in the Crop Protection segment. In addition, there was continued growth in our Specialty Amines segment serving the personal and home care, water treatment and energy end-markets, partially offset by a decline in the agrochemicals business which saw negative impacts from the weather in the U.S.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations and short-term and long-term borrowings. We also make use of off-balance sheet, non-recourse factoring facilities (the “Non-Recourse Factoring Facilities”) to help manage fluctuations in our trade working capital. Our Factoring Facilities have a combined limit of $216 million (the U.S. Dollar equivalent of the €158 million commitment amounts as of June 30, 2014) and applies to the eligible accounts receivable in the United States, Belgium, Germany, and Finland. The arrangements contains limitations as to the amount of eligible receivables that any one debtor can be factored at any moment in time. The limit is usually 15% of the amount of outstanding eligible receivables with the exception of certain specific debtors, where this limit is 30%. The Non-Recourse Factoring Facilities are committed until December 31, 2017 with a provision for indefinite extension and a notice period prior to termination of one year. Financing was approved on 85% of the relevant outstanding accounts receivable.
The costs associated with the Non-Recourse Factoring Facilities consist of a commission fee on the factored receivables and an interest charge on the amount drawn under the facilities. The total commission fees on the factored receivables for the three and six months ended June 30, 2014 was $0.3 million and $0.6 million, respectively. The total commission fees on the factored receivables for the three and six months ended June 30, 2013 was $0.3 million and $0.6 million, respectively. The interest charge for the three and six months ended June 30, 2014 was $0.4 million and $0.8 million, respectively. The interest charge for the three and six months ended June 30, 2013 was $0.4 million and $0.8 million, respectively. The amount drawn under the Non-Recourse Factoring Facilities was $131 million at June 30, 2014 and $103 million at December 31, 2013.
We also have senior secured credit facilities totaling $838 million consisting of a revolving credit facility, none of which was drawn as of June 30, 2014, a USD term loan facility and a Euro term loan facility (the "Senior Secured Credit Facilities"). In addition, we have $400 million in aggregate principal amount outstanding of 9.75% second-priority notes due 2020 (the “2020 Notes”) (the “Notes”). The Senior Secured Credit Facilities and the indenture governing the Notes contain customary covenants. We may be required to comply with a specific financial ratio under our revolving credit facility. Under the revolving credit facility, if we have indebtedness under the revolving credit facility or if more than $20 million of letters of credit that are not cash-collateralized are outstanding, we must maintain a maximum net first lien coverage ratio of 4.50 to 1.00, tested quarterly and upon each credit extension. As of June 30, 2014, there were no amounts drawn under our revolving credit facility and we had a net first lien coverage ratio of 2.00 to 1.00, which would have been in compliance with the ratio requirement if we were under an obligation to comply. This restriction may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

Future Cash Needs
Our primary future cash needs will be used to meet debt service requirements, working capital requirements, capital commitments and capital expenditures. Capital expenditures in 2014 are expected to be approximately $85 million (of which $59 million is for growth capital expenditures). We may also pursue strategic acquisition opportunities which may impact our future cash requirements. We believe that our cash flows from operations, combined with availability under our revolving credit facility and our factoring facility, will be sufficient to meet our presently anticipated future cash needs.
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
Cash Flows
Cash and cash equivalents decreased from $88 million at December 31, 2013 to $67 million at June 30, 2014. This decrease was primarily attributable to the $184 million Formic Acid Solutions Acquisition and $54 million in capital spending offset by $137 million in debt borrowings and $93 million from cash generated from operating activities. Of the total cash balance, the majority is in the United States and Belgium, which is where the cash is needed.
Cash flows from operating, investing and financing activities are presented in the following table:

	Six Months Ended June 30,
(In millions)	2014	2013
Cash provided by (used in):
Operating activities	$93	$37
Investing activities	(243)	(32)
Financing activities	130	(27)
Effects of change in exchange rates on cash and cash equivalents	(1)	(1)
Net change in cash and cash equivalents	$(21)	$(23)
Net cash flows from operating activities consist of profit after tax adjusted for changes in net working capital and non-cash items such as depreciation, amortization and write-offs, and movements in provisions and pensions. For the six months ended June 30, 2014, cash from operating activities was $93 million, which was an increase of $56 million compared to the six months ended June 30, 2013. The primary driver of this increase was the positive net income.
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

(In millions)	June 30, 2014	December 31, 2013
Trade receivables	$86	$63
Inventory	151	138
Trade payables	(116)	(103)
Trade working capital	$121	$98

Trade working capital at June 30, 2014 was $121 million, up by $23 million from $98 million at the end of 2013. The increase was primarily due to accounts receivable and inventory acquired in connection with the Formic Acid Solutions Acquisition.
Trade Receivables
Trade receivables at June 30, 2014 were $86 million, an increase of $23 million from $63 million at the end of 2013. The increase was primarily driven by accounts receivable related to the Formic Acid Solutions business and higher revenues in the three months ended June 30, 2014 compared to revenues in the three month period ending December 31, 2013 due to seasonality.
Inventories
Inventories at June 30, 2014 were $151 million, an increase of $13 million from $138 million at the end of 2013. The increase was primarily driven by inventory acquired in connection with the Formic Acid Solutions Acquisition, offset by a draw down of inventory related to the Pace plant shutdown during the second quarter of 2014.
Trade Payables
Trade payables at June 30, 2014 were $116 million, an increase of $13 million from $103 million at the end of 2013. The increase was primarily driven by payables related to the the Formic Acid Solutions business.
Cash used in investing activities was $243 million for the six months ended June 30, 2014, primarily due to the Formic Acid Solutions Acquisition and capital expenditures related to the Methyls project at our Pace location. Cash used in investing activities was $32 million for the six months ended June 30, 2013, primarily due to ongoing capital expenditures at the plant sites.
Capital Expenditures
The table below sets forth information with respect to our capital expenditures for the six months ended June 30, 2014 and 2013:

(In millions)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Tangible capital expenditures	$54	$29
Growth and optimization	41	16
Maintenance	13	13
Intangible capital expenditures	5	3
Total capital expenditures	$59	$32
Generally, our capital expenditures are directed to one of two main categories of tangible assets, growth and optimization projects and capital improvements. A relatively small part of our capital expenditures are spent on intangible assets, including information and communications technology and toxicological and regulatory studies in connection with product registrations and re-registrations. The six months ended June 30, 2014 includes our methylamine expansion project in Pace, Florida.
Cash provided by financing activities was $130 million for the six months ended June 30, 2014 primarily due to the borrowing of additional debt to finance the Formic Acid Solutions Acquisition. Cash used in financing activities for the six months ended June 30, 2013 was $27 million as a result of the early extinguishment of the face value of $250 million of the PIK Toggle Notes, as well as the remaining $7 million payment related to the shareholder distribution from December 2012, partially offset by $233 million of net funds raised from the sale of common stock, primarily in the Company's IPO.
Non-Current Interest-bearing Loans and Borrowings
Interest-bearing loans and borrowings increased by $129 million to $1,037 million between December 31, 2013 and June 30, 2014, due to the additional debt borrowings to fund the Formic Acid Solutions Acquisition, partially offset by principal payments on existing loans.

Contractual Obligations
The following table summarizes our future contractual obligations as of June 30, 2014:

(In millions)	2014	2015	2016	2017	2018	Thereafter	Total
Senior Secured Credit Facilities:
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
USD term loan credit facility (a)	2	4	4	4	4	367	385
EUR term loan credit facility (a)	1	3	2	2	2	243	253
Second-Priority senior secured notes	—	—	—	—	—	400	400
Interest expense	31	61	60	60	60	53	325
Operating leases	6	10	9	8	6	10	49
Capital leases	1	1	1	1	2	1	7
Purchase commitments (b)	2	3	3	3	2	15	28
Total	$43	$82	$79	$78	$76	$1,089	$1,447

(a)	Our term loans bear interest at variable rates, which are assumed to reflect the LIBOR currently in effect for purposes of this table; actual rates could differ materially.

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
We have begun to formally document and test our internal control over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2014, as required following our IPO.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In July 2014, the Company received a subpoena from the United States Attorney’s Office for the Eastern District of Pennsylvania requesting documents and information concerning export shipments of monomethylamines (MMA) to a former customer in Mexico, a portion of which was diverted and subsequently seized by the US Drug Enforcement Agency in 2011. The Company has been cooperating with the government in its investigation. The Company cannot predict the outcome of this matter at this time.
We are not involved in any other pending governmental, judicial or arbitral proceeding, including any pending or threatened proceeding of which we are aware, that we believe may have, or has had, a material effect on our financial position or profitability. We are either a plaintiff or a defendant in other pending legal matters in the normal course of business. Management believes none of these other legal matters will have a material adverse effect on our business, financial condition or cash flow upon their final disposition.
Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.
Item 3. Defaults on Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
See the Index to Exhibits on Page 36.
* * * * *

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Ghent, Belgium, on August 7, 2014.

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

*
This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Exchange ct of 1934.

**
Furnished with this Report. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of section 18 of the Exchange Act.