Form 10-Q
period 2014-09-30
TAMINCO Corp
filed 2014-11-06
CIK 1547063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were approximately 66,536,149 shares of common stock outstanding as of November 6, 2014.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TAMINCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, except share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$369	$302	$1,058	$917
Cost of sales	307	247	879	750
Gross profit	62	55	179	167
Selling, general and administrative expense	21	17	58	46
Research and development expense	3	3	8	9
Other operating (income) expense	7	—	13	39
Operating income (loss)	31	35	100	73
Interest expense, net	18	18	53	66
Loss on early extinguishment of debt	—	—	—	12
Other non-operating (income) expense, net	(3)	4	(4)	2
Income (loss) before income taxes and equity in (income) losses	16	13	51	(7)
Income tax expense (benefit)	(13)	8	(3)	(8)
Income (loss) before results from equity in losses	29	5	54	1
Equity in (income) losses of unconsolidated entities	—	(1)	1	—
Net income for the period	$29	$6	$53	$1
Net income per common share:
Basic	$0.44	$0.09	$0.80	$0.02
Diluted	$0.43	$0.09	$0.79	$0.02
Weighted average number of common shares outstanding
Basic	66,513,630	66,398,804	66,447,249	59,549,283
Diluted	67,002,234	66,857,732	66,889,237	59,750,833
See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) for the period	$29	$6	$53	$1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(31)	9	(35)	7
Net pension and other postretirement benefit adjustments	—	—	—	—
Other comprehensive income (loss), net of tax	(31)	9	(35)	7
Total comprehensive income (loss)	$(2)	$15	$18	$8
See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$85	$88
Trade receivables, net of allowance for doubtful accounts of $1.1 million in both 2014 and 2013	87	62
Related parties receivables	—	1
Inventories	143	138
Deferred income taxes	6	4
Prepaid expenses and other current assets	14	10
Income tax receivable	4	8
Total current assets	339	311
Property, plant and equipment, net	583	470
Equity method investments	19	22
Intangible assets, net	498	539
Goodwill	467	466
Deferred income taxes	15	2
Capitalized debt issuance costs, net	42	46
Total assets	$1,963	$1,856
Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$7	$6
Trade payables	110	103
Income taxes payable	4	1
Other current liabilities	41	42
Deferred income taxes	2	3
Total current liabilities	164	155
Long-term debt	1,015	908
Deferred income taxes	212	241
Long-term pension and post retirement benefit obligations	21	20
Other liabilities	7	7
Total liabilities	1,419	1,331
Common stock ($0.001 par value, 250,000,000 shares authorized, 66,536,149 shares issued and outstanding at September 30, 2014 and 66,411,193 shares issued and outstanding at December 31, 2013)	—	—
Additional paid-in capital	535	534
Retained earnings (deficit)	18	(35)
Accumulated other comprehensive income (loss)	(9)	26
Total stockholders’ equity	544	525
Total liabilities and equity	$1,963	$1,856
See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash flows provided by (used in) operating activities
Net income	$53	$1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	101	85
Deferred tax provision	(34)	(24)
Stock based compensation	1	1
Other non-cash adjustments:
Loss on early extinguishment of debt	—	5
Loss from equity method investment	1	—
Amortization of debt-related costs	7	7
Net change in assets and liabilities:
(Increase)/Decrease in accounts receivable	(6)	(11)
(Increase)/Decrease in inventories	11	(4)
Increase/(Decrease) in accounts payable	(3)	4
(Increase)/Decrease in other current assets	1	5
Increase/(Decrease) in other current liabilities	—	(12)
Increase/(Decrease) in other non-current liabilities	—	(5)
Net cash flows provided by (used in) operating activities	132	52
Cash flows used in investing activities
Formic Acid Solutions Acquisition, net of cash acquired	(179)	—
Purchase of property, plant and equipment	(72)	(43)
Purchase of intangible assets	(9)	(5)
Net cash flows used in investing activities	(260)	(48)
Cash flows provided by (used in) financing activities
Proceeds from borrowings	137	—
Repayments of borrowings	(6)	(253)
Return of capital	—	(7)
Sale of common stock	—	233
Payments of debt issuance costs	(3)	(2)
Net cash flows provided by (used in) financing activities	128	(29)
Effect of exchange rate change on cash and cash equivalents	(3)	3
Net increase (decrease) in cash and cash equivalents	(3)	(22)
Cash and cash equivalents, beginning of period	88	67
Cash and cash equivalents, end of period	$85	$45
Supplemental Cash Flow Information:
Interest paid	$49	$66
Income tax payments, net	$23	$10
Non-cash investing activity:
Capital expenditures acquired but unpaid as of period end	$1	$—
See accompanying notes to condensed consolidated financial statements

TAMINCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In Millions)
(Unaudited)

	Total Equity (Deficit)	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock	Additional Paid In Capital

Balance at December 31, 2013	$525	$(35)	$26	$—	$534
Net income	53	53	—	—	—
Issuance of common stock	—	—	—	—	—
Compensation cost for stock option grants	1	—	—	—	1
Other comprehensive income (loss), net of tax	(35)	—	(35)	—	—
Balance at September 30, 2014	$544	$18	$(9)	$—	$535
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
2. Significant Accounting Policies
In management’s opinion, the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2014 and December 31, 2013 and the results of operations and comprehensive income/(loss) for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. The condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013 (in millions except share data):

Basic Earnings Per Common Share Computation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income for the period	$29	$6	$53	$1
Weighted average common shares outstanding	66,513,630	66,398,804	66,447,249	59,549,283
Earnings per common share—Basic	$0.44	$0.09	$0.80	$0.02

Diluted Earnings Per Common Share Computation
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income for the period	$29	$6	$53	$1
Weighted average common shares outstanding—Basic	66,513,630	66,398,804	66,447,249	59,549,283
Incremental shares from assumed exercise of dilutive options from stock-based compensation awards	488,604	458,928	441,988	201,550
Weighted average common shares outstanding—Diluted	67,002,234	66,857,732	66,889,237	59,750,833
Earnings per common share—Diluted	$0.43	$0.09	$0.79	$0.02
Time vesting options to purchase 0.12 million shares of common stock outstanding for both the three and nine months ended September 30, 2014, 0.09 million shares of common stock outstanding for the nine months ended September 30, 2013, and 0.01 million shares of common stock outstanding for the three months ended September 30, 2013, respectively, were not included in the computation of diluted earnings per common share as the effect would be anti-dilutive. In addition, performance vesting options to purchase 2.0 million shares of common stock outstanding for both the three and nine months ended September 30, 2014 and 2.2 million shares of common stock outstanding for both the three and nine months ended September 30, 2013, respectively, were not included in the computation of diluted earnings per common share as the performance condition necessary to exercise the options was not met during or as of the end of the period presented.

3. Reclassifications From Accumulated Other Comprehensive Income (Loss)

(In millions)	Foreign Currency Translation Adjustments	Pension Liability Adjustments	Total
Balance at December 31, 2012	$2	$(1)	$1
Other comprehensive income (loss) before reclassifications	7	—	7
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net decrease in other comprehensive income (loss)	7	—	7
Balance at September 30, 2013	$9	(1)	$8

(In millions)	Foreign Currency Translation Adjustments	Pension Liability Adjustments	Total
Balance at December 31, 2013	$28	$(2)	$26
Other comprehensive income (loss) before reclassifications	(35)	—	(35)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net increase in other comprehensive income (loss)	(35)	—	(35)
Balance at September 30, 2014	$(7)	$(2)	$(9)
There were no reclassifications out of Accumulated Other Comprehensive Income (Loss) for both the three and nine months ended September 30, 2014 and 2013.

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
5. Mergers and Acquisitions
Eastman Chemical Company Merger
On September 11, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eastman Chemical Company (“Eastman”) and Stella Merger Sub Corporation (“Merger Sub”), a wholly owned subsidiary of Eastman. Pursuant to the Merger Agreement, Merger Sub will merge with and into Taminco Corporation, on the terms and subject to the conditions set forth in the Merger Agreement, with Taminco surviving the merger as a wholly owned subsidiary of Eastman (the “Merger”). At the effective time of the Merger, on the terms and subject to the conditions set forth in the Merger Agreement, each outstanding share of common stock, par value $0.001 per share, of Taminco outstanding immediately prior to the effective time, other than any canceled shares or dissenting shares (each as defined in the Merger Agreement), will be converted into the right to receive $26.00 per share in cash, without interest.
The Consumation of the Merger is subject to a number of customary closing conditions under the Merger Agreement, including, among others: (i) Taminco and Eastman receiving duly executed copies of the Written Consent (as defined in the Merger Agreement); (ii) no injunction by any court or other tribunal of competent jurisdiction which prohibits the consummation of the Merger having been entered and continuing to be in effect and no Governmental Entity (as defined in the Merger Agreement) of competent jurisdiction having enacted or enforced any statute, rule, regulation, executive order, decree or other order (whether temporary, preliminary or permanent), which (a) is in effect and (b) has the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger; (iii) the Regulatory Consents (as defined in the Merger Agreement) under each of (a) the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (b) the foreign antitrust or competition clearances set forth in the Merger Agreement; and (c) any other foreign antitrust or competition clearances in any foreign country in which Eastman and the Company mutually agree is required in connection with the Merger, in each case, will have been obtained; and (iv) twenty (20) days will have elapsed since the Information Statement (as defined in the Merger Agreement) will have been mailed to the Company’s stockholders, and the consummation of the Merger will be permitted by Regulation 14C of the Securities and Exchange Act of 1934 (the “Exchange Act”) (including Rule 14c-2 promulgated under the Exchange Act). Eastman has entered into a support agreement (the “Support Agreement”) with certain affiliated investment funds of Apollo, who own a majority of Taminco’s common stock, pursuant to which Apollo has agreed, on the terms and subject to the conditions set forth in the Support Agreement, to act by written consent to approve and adopt the Merger Agreement and the transactions contemplated thereby. Each party’s obligation to consummate the Merger is also subject to certain customary representations and warranties of Eastman, Merger Sub and the Company and the compliance with certain covenants by the parties to the Merger Agreement and is also subject to there not having occurred, since June 30, 2014 through the date of the Merger Agreement, a Company Material Adverse Effect (as defined in the Merger Agreement). Taminco has agreed to conduct its business and the business of its subsidiaries in the ordinary course of business and to use commercially reasonable efforts to preserve intact its business organization and the organization of its subsidiaries and preserve intact their relationships with significant customers, suppliers and employees until the earlier of the consummation of the Merger or the termination of the Merger Agreement.
The Merger Agreement contains certain termination rights for each of Taminco and Eastman and further provides that we will be required to pay Eastman a termination fee under certain specified circumstances.
In connection with the Merger Agreement, we incurred $6 million of merger-related expenses, including legal, financial advisor and accounting fees, during the three and nine months ended September 30, 2014. These costs were recorded to Other Operating Expenses in the Condensed Consolidated Statements of Operations.
Formic Acid Solutions Acquisition
On December 22, 2013, the Company entered into a Share Purchase Agreement to acquire the formic acid business of Kemira Oyj (the “Formic Acid Solutions Acquisition” or "Acquisition"). The Acquisition was consummated on March 6, 2014 for an initial purchase price of €135 million. The formic acid business serves a number of end-markets driven by key global “mega-trends," such as animal nutrition, water treatment and energy. As a result of this transaction, the Company acquired a manufacturing facility for formic acid and derivatives located in Oulu, Finland and added approximately 160 employees across Finland, the Netherlands, Germany, China, the U.S. and Brazil.
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
On July 11, 2014, the Company and Kemira Oyj entered into an agreement to reduce the purchase price of the Acquisition by approximately $5 million to reflect an adjustment to the working capital amounts. This adjustment was remitted to the Company from Kemira Oyj on July 15, 2014 and is reflected in the preliminary fair values below. The Company expects to evaluate any additional impact on the purchase price allocation and finalize the opening balance sheet within the acquisition period.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of Formic Acid Solutions Acquisition inclusive of the adjustments made during the second quarter (in millions):

Cash	$2
Inventory	23
Accounts receivable	24
Prepaid expenses and other current assets	1
Property, plant and equipment	119
Intangible assets	27
Goodwill	24
Other long term assets	7
Total assets acquired	227
Current liabilities	25
Other long term liabilities	21
Total liabilities assumed	46
Net assets acquired	$181
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
Supplementary Pro Forma Information
The unaudited pro forma combined statements of operations for the three and nine months ended September 30, 2014 and 2013 have been derived from our historical condensed consolidated financial statements and have been prepared to give effect to the Acquisition, as if it had occurred on January 1, 2013.

The Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014 includes $32 million and $81 million of revenue, respectively, and $0 million and $1 million of net losses for the three and nine months ended September 30, 2014, for the Formic Acid Solutions business from the date of the Acquisition through September 30, 2014.
The unaudited pro forma combined statements of operations for the three and nine month periods ended September 30, 2014 and 2013 have been adjusted to reflect:
•additional depreciation and amortization that resulted from changes in the estimated fair value of assets and liabilities;
•increase of the interest expense resulting from new indebtedness incurred in connection with the Formic Acid Solutions Acquisition;
•transaction expenses that were incurred as a result of the Acquisition.
The Company's pro forma net sales and net income of the combined entity assuming the Acquisition had been consummated on January 1, 2013 are as follows:

(In millions, except per share amounts)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net sales	$369	$340	$1,084	$1,055
Net income (loss)	$29	$5	$54	$3
Net income (loss) per common share:
Basic	$0.44	$0.08	$0.81	$0.05
Diluted	$0.43	$0.08	$0.81	$0.05
The pro forma amounts for the nine months ended September 30, 2014 were adjusted to exclude $2 million of acquisition costs, net of tax, that were actually incurred by the Company during the period and $3 million of expense, net of tax, related to the fair value adjustment of acquired inventory. The pro forma amounts for the nine months ended September 30, 2013 were adjusted to include $2 million of acquisition costs, net of tax, and $3 million of expense, net of tax, related to the fair value adjustment of acquired inventory.
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

6. Accounts Receivable
Allowances for doubtful accounts was $1.1 million at both September 30, 2014 and December 31, 2013, respectively. The company did not adjust its allowance for doubtful accounts related to bad debt expense for either the three or nine months ended September 30, 2014. The company reduced its allowance for doubtful accounts by $0.1 million and $0.7 million for the three and nine months ended September 30, 2013, respectively, based upon favorable customer payment experience.
We make use of Non-Recourse Factoring Facilities to manage fluctuations in our trade working capital. Our Factoring Facilities have a combined limit of $199 million (the U.S. Dollar equivalent of the €158 million commitment amounts as of September 30, 2014) and applies to the eligible accounts receivable in the United States, Belgium, Germany, and Finland. The arrangements contain limitations as to the amount of eligible receivables that any one debtor can be factored at any moment in time. The limit is usually 15% of the amount of outstanding eligible receivables with the exception of certain specific debtors, where this limit is 30%. The Non-Recourse Factoring Facilities are committed until December 31, 2017 with a provision for indefinite extension and a notice period prior to termination of one year. Financing was approved on 85% of the relevant outstanding accounts receivable.
The total amount of eligible receivables insured by the third parties and sold by the Company during the three and nine months ended September 30, 2014 was $297 million and $806 million, respectively. The total amount of eligible receivables insured by the third parties and sold by the Company during the three and nine months ended September 30, 2013 was $208 million and $645 million, respectively. The Company sells the receivables at face value but receives actual funding net of a deposit account (approximately 85% of the face value) until collections are received from customers for the receivables sold.
The costs associated with the Non-Recourse Factoring Facilities consist of a commission fee on the factored receivables and an interest charge on the amount drawn under the facilities. The total commission fees on the factored receivables for the three and nine months ended September 30, 2014 was $0.4 million and $1.0 million, respectively. The total commission fees on the factored receivables for the three and nine months ended September 30, 2013 was $0.2 million and $0.8 million, respectively. The interest charge for the three and nine months ended September 30, 2014 was $0.5 million and $1.3 million, respectively. The interest charge for the three and nine months ended September 30, 2013 was $0.3 million and $1.1 million, respectively. The commission fee is included in "Selling, general and administrative expense" and the interest charge is included in "Interest expense" on the Condensed Consolidated Statements of Operations. The factored receivables are removed from the accounts receivables balance in accordance with guidance under ASC topic 860, Transfers and Servicing. The amount drawn under the Non-Recourse Factoring Facilities was $129 million at September 30, 2014 and $103 million at December 31, 2013.
As part of the program, the Company continues to service the receivables. The fair value of the receivables sold equaled the carrying value at the time of the sale, and no gain or loss was recorded. The Company estimates the fair value using inputs based on historical and anticipated performance of similar receivables, including historical and anticipated credit losses. The Company is exposed to credit losses on sold receivables up to the amount of the deposit amount. Credit losses for receivables sold and past due amounts outstanding for the three and nine months ended September 30, 2014 and 2013 were immaterial.

7. Inventories
Inventories consisted of the following components (in millions):

	September 30, 2014	December 31, 2013
Finished goods and work-in-process	$108	$111
Raw materials and supplies	35	27
Total Inventories	$143	$138
Total inventories are presented net of an allowance for excess and obsolete inventory of $3 million and $2 million at September 30, 2014 and December 31, 2013, respectively. There was $0 million expense charged for excess and obsolete inventory for both the three and nine months ended September 30, 2014 and 2013.
8. Property, Plant and Equipment
Property, plant and equipment, at cost, and the related accumulated depreciation were as follows (in millions):

	September 30, 2014	December 31, 2013
Land and improvements	$31	$35
Buildings, structures and related improvements	50	40
Plant, machinery and equipment	558	410
Furniture and vehicles	4	3
Construction-in-process	48	52
Software applications	13	9
	704	549
Less accumulated depreciation	(121)	(79)
Total Property, Plant and Equipment, Net	$583	$470
Total depreciation expense (excluding capital lease depreciation) for the three months ended September 30, 2014 and 2013 was $17 million and $12 million, respectively. Total depreciation expense (excluding capital lease depreciation) for the nine months ended September 30, 2014 and 2013 was $47 million and $34 million, respectively. Depreciation expense is included in cost of sales, selling, general and administrative expense, and research and development expense on the Condensed Consolidated Statements of Operations.
9. Goodwill and Intangible Assets
Goodwill by segment and changes in the carrying amount are as follows (in millions):

	Functional Amines	Specialty Amines	Crop Protection	Total
Balance at December 31, 2012	$166	$153	$134	$453
Foreign currency translation	4	5	4	13
Balance at December 31, 2013	170	158	138	466
Business acquisition (1)	—	24	—	24
Foreign currency translation	(8)	(9)	(6)	(23)
Balance at September 30, 2014	$162	$173	$132	$467

(1)	Represents the goodwill established as a result of the Formic Acid Solution Acquisition - see Note 5.
Intangible assets are as follows (in millions):

		September 30, 2014			December 31, 2013
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Leasehold interest	44 years	$4	$—	$4	$4	$—	$4
Regulatory costs	3 years	21	(7)	14	14	(2)	12
Customer relationships	12 years	350	(73)	277	358	(55)	303
Technology, patents and license costs	10 years	104	(25)	79	96	(18)	78
Various contracts	8 years	186	(62)	124	186	(44)	142
Total intangible assets		$665	$(167)	$498	$658	$(119)	$539
Intangible asset amortization expense is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Regulatory costs	$1	$2	$5	$4
Customer relationships	8	7	23	22
Technology, patents and license costs	3	2	8	7
Various Contracts	6	6	18	18
Total Amortization Expense	$18	$17	$54	$51
Based on the Company’s amortizable intangible assets as of September 30, 2014, the Company expects related amortization expense for the five succeeding years to be approximately $74 million annually.
10. Other Current Liabilities
Other current liabilities consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Payroll and benefits	$13	$12
Accrued interest	—	10
Accrued rebates	9	6
Accrued charges	19	14
Total other current liabilities	$41	$42
11. Restructuring Reserve
The following table sets forth the changes in the restructuring reserve, which is included in other non-current liabilities in the Condensed Consolidated Balance Sheets (in millions):

Total
Balance at December 31, 2012	$6
Incurred and charged to expense	—
Cash payments	(2)
Balance at December 31, 2013	4
Incurred and charged to expense	—
Cash payments	—
Balance at September 30, 2014	$4
The remaining reserve of $4 million primarily relates to a restructuring provision following the decision in August 2011 to close the monoisopropylamine (“MIPA”) production facility of Taminco Comércio e Industría de Aminas Ltda. located in Camaçari, Bahia, Brazil. The provision is an estimate for all costs related to the closure such as employee termination indemnities and early termination indemnity of raw material and utilities supply contracts. The operating business of the MIPA facility has moved to the production facility in St. Gabriel, Louisiana. The MIPA business is now managed through the North American business. The 2011 restructuring affected the Functional Amines segment.
During the third quarter of 2014, the Company sold the land at Camacari and recognized a gain of $0.5 million. This gain is included in Non-operating (income) expense, net on the Condensed Consolidated Statements of Operations.
The restructuring reserve at September 30, 2014 consists of the following amounts (in millions):

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
Total indebtedness is as follows (in millions):

	September 30, 2014	December 31, 2013
Senior Secured Credit Facilities
Term loan credit facility—USD	$384	$344
Term loan credit facility—EUR	232	163
Second-Priority senior secured 9.75% notes due 2020	400	400
Capital and financing lease obligations	6	7
Total	1,022	914
Less current maturities	(7)	(6)
Total long-term debt	$1,015	$908
As of September 30, 2014, the total capacity and available capacity under the Company’s borrowing arrangements were as follows (in millions):

	Interest Rate		Expiration Date	Total Capacity	Available Capacity
Credit Facilities
Revolving credit facility	(1)	(2)	February 15, 2017	$200	$198
Term loan credit facility—USD	(1)	(3)	February 15, 2019	384	—
Term loan credit facility—EUR	(1)	(4)	February 15, 2019	232	—
Second-Priority senior secured notes	9.75%		March 31, 2020	400	—
				$1,216	$198

(1)	Alternate base rate is 0.75%.

(2)	The applicable rate is determined by the First Lien Leverage Ratio. The table below summarizes the applicable rate for the revolving credit facility which applies if the revolver is drawn:

Revolving Credit Facility First Lien Leverage Ratio	ABR Spread for Revolving Loans	Eurocurrency Spread for Revolving Loans
Greater than or equal to 1.50 to 1.00	2.25%	3.25%
Less than 1.50 to 1.00 and greater than or equal to 1.00 to 1.00	2.00%	3.00%
Less than 1.00 to 1.00	1.75%	2.75%

(3)	The applicable rate for the USD term loan is 2.50% per annum.

(4)	The applicable rate for the EUR term loan is 2.75% per annum.

Hedges of Net Investments in Foreign Operations
The Company has significant investments in foreign subsidiaries. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. Currently, the Company uses Euro denominated debt to hedge some of this exposure. Translation gains and losses related to the net assets of the foreign subsidiaries are partially offset by gains and losses in the non-derivative financial instruments designated as hedges of net investments, which are included in Accumulated Other Comprehensive Income (Loss). For the nine months ended September 30, 2014, $0 million of net gains related to foreign-currency denominated debt were included in the cumulative translation adjustment. For the same period, no amounts were recorded in earnings as a result of hedge ineffectiveness.

13. Stock-Based Compensation
A summary of our stock-based compensation activity is presented below (number of shares in millions):

	Time Vesting Options	Performance Vesting Options
Outstanding at December 31, 2013	1.38	2.15
Granted	0.11	—
Exercised	(0.13)	—
Forfeited	(0.05)	(0.12)
Outstanding at September 30, 2014	1.31	2.03
At September 30, 2014 and 2013, there were 0.6 million and 0.4 million options exercisable, respectively.
The total stock based compensation expense for stock options for the three and nine months ended September 30, 2014 was $0.2 million and $0.6 million, respectively. The total stock based compensation expense for stock options for the three and nine months ended September 30, 2013 was $0.2 million and $0.6 million, respectively.
As of September 30, 2014, there was approximately $5 million of unrecognized compensation cost related to the time vesting options and approximately $2 million of unrecognized compensation cost related to performance based options issued. Unrecognized cost for the time vesting options will be recorded in future periods as compensation expense as the awards vest over the period from the date of grant with a remaining weighted average period of approximately 6 years. The unrecognized cost for the performance based options will be recorded when the achievement of the target internal rate of return measures is probable of occurring.
14. Financial Instruments and Derivatives
During the three and nine months ended September 30, 2014 and 2013, the Company did not have any financial instruments or derivatives that were required to be valued at fair value on a recurring basis.
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
The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, determined by quoted market values, for the periods presented (in millions):

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value(a)	Carrying Amount	Estimated Fair Value(a)
Credit Facilities
Revolving credit facility—USD	$—	$—	$—	$—
Term loan credit facility—USD	384	382	344	346
Term loan credit facility—EUR	232	231	163	164
Second-Priority senior secured notes	400	442	400	458

(a)	The fair value of the Company’s indebtedness is categorized as Level II.

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
Transactions with Related Parties (Apollo Affiliates)
The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three and nine months ended September 30, 2014, net sales to related parties were $0 million and $1 million, respectively. For the three and nine months ended September 30, 2013, net sales to related parties were $2 million and $6 million, respectively. For the three and nine months ended September 30, 2014, the cost of sales pertaining to purchases from related parties was $0 million and $1 million, respectively. For the three and nine months ended September 30, 2013, the cost of sales pertaining to purchases from related parties was $1 million and $2 million, respectively.
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
For the three and nine month periods ended September 30, 2013, the Company expensed approximately $0 million and $4 million in Apollo management fees, respectively.

In connection with the IPO, Apollo gave notice to the Company to terminate its management service agreement, and pay a $35 million termination fee, in accordance with the terms of the agreement. This termination fee was paid in May 2013. As a result, there were no Apollo management fees expensed during the three and nine month periods ended September 30, 2014.
16. Other Operating Expense
Other operating expense for the three and nine months ended September 30, 2014 was $7 million and $13 million, respectively. Other operating expense for the three and nine months ended September 30, 2013 was $0 million and $39 million, respectively. For both the three and nine months ended September 30, 2014, this amount primarily consists of transaction and integration costs related to the Formic Acid Solutions Acquisition and transaction costs related to the pending acquisition by Eastman. For the three and nine months ended September 30, 2013, the amount primarily includes fees paid to Apollo.
17. Other Non-Operating (Income) Expense
Other non-operating (income) expense for the three and nine months ended September 30, 2014 consisted of $3 million and $4 million, respectively, primarily related to foreign exchange gains. Other non-operating (income) expense for the three and nine months ended September 30, 2013 consisted of $4 million and $2 million, respectively, in foreign exchange losses.
18. Income Tax Expense (Benefit)
Income tax expense (benefit) for the three and nine months ended September 30, 2014 was a benefit of $13 million and $3 million, respectively. Income tax expense (benefit) for the three and nine months ended September 30, 2013 was an expense of $8 million and a benefit of $8 million, respectively. Taminco calculates the tax provision for interim periods using an estimated annual effective tax rate methodology which is based on a current projection of full-year earnings before taxes amongst different taxing jurisdiction and adjusted for the impact of discrete quarterly items. The estimated annual effective tax rate differs from the U.S. statutory rate of 35% due to state taxes, the domestic manufacturing deduction, differential tax rates in various non-U.S. jurisdictions in which the Company operates, and operations in non-U.S. jurisdictions where the Company is not able to defer taxation in the U.S. The Company has incurred pretax income for the period from January 1, 2014 to September 30, 2014, however, has recorded certain discrete items that have significantly impacted the tax rate. During the third quarter of 2014, the Company’s evaluation of our tax position as well as completion of our 2013 Federal tax returns resulted in the Company claiming foreign tax credits rather than deducting foreign taxes.   Consequently, the Company recorded a benefit for the current and prior year foreign tax credits and in addition revalued certain of its deferred tax assets and liabilities related to entities where it cannot defer U.S. taxation to reflect this change.  This resulted in a discrete benefit of $21 million to be recorded during the third quarter of 2014.   This benefit is the primary driver of the change in effective tax rate during both the three and nine months ended September 30, 2014.    During the nine months ended September 30, 2013, the Company incurred a pretax loss and has recorded a tax benefit.   The tax benefit in 2013 also reflects certain discrete items including legislative changes enacted during the period.   The income tax expense for the three month period ended September 30, 2013 was also impacted by an out of period adjustment related to non-cash foreign exchange gains and losses on intercompany debt of $3 million. The Company does not believe that this out of period adjustment is material to the condensed consolidated financial statements.
19. Equity Method Investments
Activity related to the Company’s 50% joint venture with MGC Group for the nine months ended September 30, 2014 is as follows:

(In millions)	September 30, 2014
Beginning balance at January 1, 2014	$22
Income (loss) from equity investments	(1)
Effects of foreign currency exchange rates	(2)
Ending balance at September 30, 2014	$19

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

	Net Sales (1)
	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Functional amines	$138	$133	$407	$410
Specialty amines	192	132	531	396
Crop protection	39	37	120	111
Total Company Sales	$369	$302	$1,058	$917

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

	Adjusted EBITDA
	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Functional amines	$32	$32	$91	$96
Specialty amines	32	23	90	68
Crop protection	12	11	42	34
Total Company Adjusted EBITDA	$76	$66	$223	$198
Reconciling items:
Transaction and integration costs	(9)	—	(18)	—
Foreign currency exchange gains/(losses)	2	(5)	4	(2)
Income (loss) of equity method investment	—	1	(1)	—
Stock option compensation	—	(1)	(1)	(1)
Loss on early debt extinguishment	—	—	—	(12)
Shutdown costs associated with plant expansion	—	—	(3)	—
Apollo fees	—	—	—	(39)
Depreciation and amortization	(35)	(29)	(101)	(85)
Interest expense, net	(18)	(18)	(53)	(66)
Income tax (expense) benefit	13	(8)	3	8
Net income (loss) for the period	$29	$6	$53	$1
The following table is depreciation and amortization by segment:

	Depreciation and Amortization
	Three months ended September 30,		Nine months ended September 30,
(In millions)	2014	2013	2014	2013
Functional amines	$12	$11	$34	$32
Specialty amines	16	11	44	33
Crop protection	7	7	23	20
Total depreciation and amortization	$35	$29	$101	$85
The following table is total assets by segment:

	Total Assets
(In millions)	September 30, 2014	December 31, 2013
Functional Amines	$671	$697
Specialty Amines	763	607
Crop Protection	345	371
Corporate	184	181
Total Assets	$1,963	$1,856
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
Overview
We believe we are the world’s largest integrated producer of alkylamines and alkylamine derivatives. Our products are used by our customers in the manufacturing of everyday products primarily for the agriculture, water treatment, personal & home care, animal nutrition and oil & gas end-markets. Our products provide these goods with a variety of ancillary characteristics required for optimal performance, such as neutralizing acidity, and removing contaminants. We have an extensive offering of differentiated value-added products that typically represent a small portion of our customers’ overall costs and are sold into diversified, global end-markets that benefit from favorable underlying economic and population growth trends. We currently operate in 20 countries with 8 production facilities and, as of September 30, 2014, had an installed production capacity of 1,508 kt. During the nine months ended September 30, 2014, eight of our products accounted for 57% of our revenue, with six of the eight products holding a leading global market position. During the nine months ended September 30, 2014, through our worldwide network of production facilities, we sold 45% of our net sales in North America, 40% of our net sales in Europe, and 15% of our net sales in the emerging markets (7% in Latin America and 8% in Asia). As a result of our leading market positions, attractive end-markets, and significant recent capital investments, we believe we are well positioned for significant growth over the coming years. In the nine months ended September 30, 2014, we generated revenue of $1,058 million, Adjusted EBITDA of $223 million, and Adjusted EBITDA margin, reflecting Adjusted EBITDA as a percentage of net sales, of 21%. Please see footnote 20 “Segment Information” to the condensed consolidated financial statements for a reconciliation of Adjusted EBITDA to Net Income.
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
On September 11, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Eastman Chemical Company (“Eastman”) and Stella Merger Sub Corporation (“Merger Sub”), a wholly owned subsidiary of Eastman. Pursuant to the Merger Agreement, Merger Sub will merge with and into Taminco, on the terms and subject to the conditions set forth in the Merger Agreement, with Taminco surviving the Merger as a wholly owned subsidiary of Eastman (the “Merger”). At the effective time of the Merger, each issued and outstanding share of common stock, par value $0.001 per share, of Taminco, outstanding immediately prior to the effective time other than any canceled or dissenting shares (as defined in the Merger Agreement) will be converted automatically into the right to receive $26.00 per share in cash, without interest. The consumation of the Merger remains subject to receipt of required regulatory approvals as well as other customary closing conditions. The transaction is expected to close before the end of 2014.
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
We are organized into three segments: Functional Amines, Specialty Amines, and Crop Protection.

•
Functional Amines. This segment serves the needs of external customers that use our alkylamine products as the integral element in their chemical processes for the production of formulated products applied in a variety of end-markets such as agriculture, personal and home care, animal nutrition, and oil and gas. Through this segment, we also produce basic amines, which are captively used as building blocks to produce our downstream derivatives through our Specialty Amines and Crop Protection segments, serving a variety of attractive, non-cyclical end-markets. Approximately 30% of the Functional Amines production is used internally and forms the basis of our vertically integrated model. In the nine months ended September 30, 2014, the Functional Amines segment accounted for 41% of Adjusted EBITDA.

•
Specialty Amines. This segment sells alkylamine derivatives for use in the water treatment, personal and home care, oil and gas and animal nutrition end-markets, and specialty additives for use in the pharmaceutical, industrial coatings and metal working fluid end-markets. This segment is downstream from the Functional Amines segment and uses that segment’s production as one of its key raw materials. The Specialty Amines segment’s customers are typically large, multinational enterprises who are leading players in their industry. Additionally, the recently acquired Formic Acid Solutions business is part of this segment since the acquisition date of March 6, 2014. In the nine months ended September 30, 2014, the Specialty Amines segment accounted for 40% of Adjusted EBITDA.

•
Crop Protection. This segment sells alkylamine derivatives for use in the agriculture and crop protection end-markets. The majority of the segment’s customers range from multinational crop protection and agricultural enterprises to large local farms. In the nine months ended September 30, 2014, the Crop Protection segment accounted for 19% of Adjusted EBITDA.

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
Key Performance Indicators
Adjusted EBITDA
EBITDA consists of profit for the period before interest, taxes, depreciation and amortization (“EBITDA”). We present Adjusted EBITDA to enhance an investor’s understanding of our results of operations and financial condition. Adjusted EBITDA consists of EBITDA and eliminates (i) transaction and integration costs, (ii) restructuring charges, (iii) foreign currency exchange gains/losses, (iv) non-cash equity in earnings/losses of unconsolidated affiliates net of cash dividends received (v) stock option compensation, (vi) shutdown costs associated with plant expansion, and (vii) Sponsor management and director fees and expenses. We believe that making such adjustments provides investors meaningful information to understand our operating results and ability to analyze financial and business trends on a period-to-period basis. Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013 are calculated in the same manner.
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
The following table presents our net sales and Adjusted EBITDA for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net sales	$369	$302	$1,058	$917
Adjusted EBITDA	76	66	223	198
Significant Factors Affecting Our Results of Operations
Volume, Product Mix and Pricing
Volume and our ability to control margins by passing the cost of raw materials onto customers through our pricing strategy are important variables in explaining our financial performance. We believe we occupy strong positions in growing niche markets with a relatively small group of suppliers. We enjoy positive gross margins across most of our product portfolio. In addition, a substantial portion of our sales is made pursuant to cost pass through contracts (“CPT Contracts”) under which the prices we receive for our products are automatically adjusted on a quarterly basis to reflect changes in key raw material prices. An equally substantial portion of our sales are made pursuant to contracts under which sales prices are renegotiated quarterly, generally permitting us to incorporate any increases in key raw material costs in revised sales prices. With respect to both types of contracts, however, price adjustments are made based on the experience of the previous quarter. Accordingly, changes to selling prices will lag behind changes in key raw material costs incurred. This means that in an environment of rising key raw material prices, we will not recover our increased key raw material costs in full until prices stabilize or fall. Conversely, in an environment of falling key raw materials prices, the sales prices we achieve may generate high gross margin and Adjusted EBITDA until prices stabilize or increase. Product mix also significantly impacts our results of operations as the average selling price and gross margin associated with our products varies significantly. For instance, due to the different cost structure and market prices, the selling prices in our Functional Amines business are significantly lower than prices in our Specialty Amines and Crop Protection businesses. On a volume basis for the nine months ended September 30, 2014, Functional Amines represented approximately 41% of total volume, Specialty Amines represented approximately 51% and Crop Protection represented approximately 8%. Changes in the share by segment will impact the average selling price and, consequently, gross margin. As a result, although we may experience significant top line growth, the ultimate profitability of our operations will be dependent upon our efforts to promote our higher margin products or increase volumes associated with those that produce lower margins.
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

Results of Operations
The following table presents our consolidated results for the periods presented (in millions):

	Three Months Ended September 30,
	2014	2013
Net sales	$369	$302
Cost of sales	307	247
Selling, general and administrative expense	21	17
Research and development expense	3	3
Other operating expense	7	—
Interest expense, net	18	18
Loss on early extinguishment of debt	—	—
Other non-operating (income) expense, net	(3)	4
Income tax expense	(13)	8
(Income) Loss from companies consolidated under the equity method	—	(1)
Net income for the period	$29	$6
Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013
Net sales for the three months ended September 30, 2014 were $369 million compared to $302 million in the comparative period ended September 30, 2013, which represents an increase of $67 million or 22%. Of the total increase, $60 million is related to the Specialty Amines business and is mainly due to additional net sales as a result of the Formic Acid Solutions Acquisition, supplemented by a $5 million increase in revenue from the Functional Amines business and a $2 million increase in revenue from the Crop Protection business.
Cost of sales for the three months ended September 30, 2014 were $307 million compared to $247 million in the comparative period ended September 30, 2013, which represents an increase of $60 million or 24%. The increase was due to the corresponding increase in sales. Gross profit margins in the three months ended September 30, 2014 were 16.8% compared to gross profit margins in the corresponding period of 18.2% primarily due to movements in the product mix.
Selling, general and administrative expense for the three months ended September 30, 2014 was $21 million compared to $17 million in the comparative period ended September 30, 2013, which represents an increase of $4 million or 24%. This increase was due to additional costs from the Formic Acid Solutions Acquisition and higher expenditures within our support functions in order to support additional growth demands.
Other operating expense for the three months ended September 30, 2014 was $7 million compared to $0 million in the comparative period ended September 30, 2013, which represents a increase of $7 million. This increase was related to the integration costs resulting from our Formic Acid Solutions Acquisition in 2014 as well as transaction costs related to the pending acquisition by Eastman.
Interest expense, net for the both the three months ended September 30, 2014 and 2013 was $18 million. Interest was impacted by the incremental debt borrowings to fund the Formic Acid Solutions Acquisition, offset by a reduction in interest expense due to the repricing of our interest rate on both the USD and EUR term loans.
Other non-operating (income) expense, net for the three months ended September 30, 2014 was income of $3 million compared to expense of $4 million in the comparative period ended September 30, 2013, which represents a change of $7 million. This balances primarily represents realized foreign exchange gains and losses and the primary driver of the change relates to the movement in the Euro to US dollar conversion during the periods.
Income tax expense (benefit) was a benefit of $13 million for the three months ended September 30, 2014 compared to expense of $8 million in the comparable period ended September 30, 2013, which represents a change of $21 million or 263%. Although the Company incurred pretax income for the three months ended September 30, 2014, there were certain discrete items recorded that have significantly impacted the tax rate. During the third quarter of 2014, the Company’s evaluation of our tax position as well as completion of our 2013 Federal tax returns resulted in the Company claiming foreign tax credits rather than deducting foreign taxes.   Consequently, the Company recorded a benefit for the current and prior year foreign tax credits and in addition revalued certain of its deferred tax assets and liabilities related to entities where it cannot defer U.S. taxation to reflect this change.  This resulted in a discrete benefit of $21 million to be recorded during the third quarter of 2014.   This benefit is the primary driver of the change in effective tax rate during the three months ended September 30, 2014. The income tax expense for the three month period ended September 30, 2013 reflects certain discrete items including legislative changes enacted during the period and was also impacted by an out of period adjustment related to non-cash foreign exchange gains and losses on intercompany debt.
The following table presents our consolidated results for the periods presented (in millions):

	Nine Months Ended September 30,
	2014	2013
Net sales	$1,058	$917
Cost of sales	879	750
Selling, general and administrative expense	58	46
Research and development expense	8	9
Other operating expense	13	39
Interest expense, net	53	66
Loss on early extinguishment of debt	—	12
Other non-operating (income) expense, net	(4)	2
Income tax expense (benefit)	(3)	(8)
Loss from companies consolidated under the equity method	1	—
Net income for the period	$53	$1
Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013
Net sales for the nine months ended September 30, 2014 were $1,058 million compared to $917 million in the comparative period ended September 30, 2013, which represents an increase of $141 million or 15%. Of the total increase, $135 million is related to the Specialty Amines business and is mainly due to additional net sales as a result of the Formic Acid Solutions Acquisition. Crop Protection also saw an increase of $9 million, offset by an $3 million reduction in revenue from the Functional Amines business.
Cost of sales for the nine months ended September 30, 2014 were $879 million compared to $750 million in the comparative period ended September 30, 2013, which represents an increase of $129 million or 17%. The increase was due to the corresponding increase in sales. Gross profit margins in the nine months ended September 30, 2014 were 16.9% compared to gross profit margins in the corresponding period of 18.2% due to movements in the product mix and due to shutdown costs related to the Methyls plant expansion at our Pace facility.
Selling, general and administrative expense for the nine months ended September 30, 2014 was $58 million compared to $46 million in the comparative period ended September 30, 2013, which represents an increase of $12 million or 26%. This increase was due to additional costs from the Formic Acid Solutions Acquisition, higher expenditures within our support functions in order to support additional growth demands, and additional legal and accounting fees.
Other operating expense for the nine months ended September 30, 2014 was $13 million compared to $39 million in the comparative period ended September 30, 2013, which represents an decrease of $26 million or 67%. This decrease was related to the $35 million Termination Fee paid to Apollo in May 2013 and the remainder of the 2013 management fee, partially offset by the transaction and integration costs resulting from the Formic Acid Solutions Acquisition and transaction costs related to the pending acquisition by Eastman.
Interest expense, net for the nine months ended September 30, 2014 was $53 million compared to $66 million in the comparative period ended September 30, 2013, which represents a decrease of $13 million or 20%. This decrease was due to the additional interest in 2013 on the PIK Toggle Notes issued in December 2012, which were redeemed in April and May 2013. Additionally in the nine months ended September 30, 2014, we incurred additional interest expense as a result of the incremental debt borrowings to fund the Formic Acid Solutions Acquisition, offset by a reduction in interest expense due to the repricing of our interest rate on both the USD and EUR term loans.
Other non-operating (income) expense, net for the nine months ended September 30, 2014 was income of $4 million compared to expense of $2 million in the comparative period ended September 30, 2013, which represents a change of $6 million or 300%. This balances primarily represents realized foreign exchange gains and losses and the primary driver of the change relates to the movement in the Euro to US dollar conversion during the periods.

Income tax expense (benefit) was a benefit of $3 million for the nine months ended September 30, 2014 compared to a benefit of $8 million in the comparable period ended September 30, 2013, which represents a change of $5 million or 63%. The Company has incurred pretax income for the period from January 1, 2014 to September 30, 2014, however, has recorded certain discrete items that have significantly impacted the tax rate. During the third quarter of 2014, the Company’s evaluation of our tax position as well as completion of our 2013 Federal tax returns resulted in the Company claiming foreign tax credits rather than deducting foreign taxes.   Consequently, the Company recorded a benefit for the current and prior year foreign tax credits and in addition revalued certain of its deferred tax assets and liabilities related to entities where it cannot defer U.S. taxation to reflect this change.  This resulted in a discrete benefit of $21 million to be recorded during the third quarter of 2014.   This benefit is the primary driver of the change in effective tax rate during the nine months ended September 30, 2014.    During the nine months ended September 30, 2013, the Company incurred a pretax loss and has recorded a tax benefit.   The tax benefit in 2013 also reflects certain discrete items including legislative changes enacted during the period.
Segment Level Financial Results
The following table and related text is a more detailed discussion of the results of each of our reportable segments during the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
(In millions)	2014	2013
Functional amines	$138	$133
Specialty amines	192	132
Crop protection	39	37
Total Company Sales	$369	$302

	Adjusted EBITDA
	Three Months Ended September 30,
(In millions)	2014	2013
Functional amines	$32	$32
Specialty amines	32	23
Crop protection	12	11
Total Company Adjusted EBITDA	$76	$66
Reconciling items:
Transaction and integration costs	(9)	—
Foreign currency exchange gains/(losses)	2	(5)
Losses of equity method investment	—	1
Stock option compensation	—	(1)
Loss on early debt extinguishment	—	—
Shutdown costs associated with plant expansion	—	—
Apollo fees	—	—
Depreciation and amortization	(35)	(29)
Interest expense, net	(18)	(18)
Income tax (expense) benefit	13	(8)
Net income (loss) for the period	$29	$6
Net Sales
Net sales derived from the Functional Amines segment was $138 million for the three months ended September 30, 2014, which was an increase of $5 million or 4% compared to the three months ended September 30, 2013. The increase was primarily due an increase in volumes particularly in methylamines.
Net sales derived from the Specialty Amines segment was $192 million for the three months ended September 30, 2014, an increase of $60 million or 45% compared to the three months ended September 30, 2013. The increase was primarily due to additional net sales from the recently acquired Formic Acid Solutions business as well as an increase in volume related to surfactants and the water treatment end market.
Net sales derived from the Crop Protection segment for the three months ended September 30, 2014 were $39 million, which was an increase of $2 million or 5% compared to the three months ended September 30, 2013. This increase is due to higher pricing as well as an increase in volumes.
Adjusted EBITDA
Adjusted EBITDA derived from the Functional Amines segment remained consistent at $32 million for both the three months ended September 30, 2014 and the three months ended September 30, 2013.
Adjusted EBITDA derived from the Specialty Amines segment increased by $9 million to $32 million for the three months ended September 30, 2014 from $23 million in the three months ended September 30, 2013. The increase was primarily related to the Formic Acid Solutions Acquisition as well as higher pricing and product mix effects.
Adjusted EBITDA derived from the Crop Protection segment increased by $1 million to $12 million for the three months ended September 30, 2014 from $11 million in the three months ended September 30, 2013. The increase was primarily due to higher pricing and product mix effects.
Total Adjusted EBITDA for the three months ended September 30, 2014 was $76 million, compared to $66 million in the three months ended September 30, 2013, which represented an increase of $10 million or 15%. The increase was due to the strong performance in the Crop Protection segment as well as a full quarter contribution from the Formic Acid Solutions business. In addition, there was continued growth in our Specialty Amines segment serving the personal and home care, water treatment and energy end-markets.
The following table and related text is a more detailed discussion of the results of each of our reportable segments during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(In millions)	2014	2013
Functional amines	$407	$410
Specialty amines	531	396
Crop protection	120	111
Total Company Sales	$1,058	$917

	Adjusted EBITDA
	Nine Months Ended September 30,
(In millions)	2014	2013
Functional amines	$91	$96
Specialty amines	90	68
Crop protection	42	34
Total Company Adjusted EBITDA	$223	$198
Reconciling items:
Transaction and integration costs	(18)	—
Foreign currency exchange gains/(losses)	4	(2)
Losses of equity method investment	(1)	—
Stock option compensation	(1)	(1)
Loss on early debt extinguishment	—	(12)
Shutdown costs associated with plant expansion	(3)	—
Apollo fees	—	(39)
Depreciation and amortization	(101)	(85)
Interest expense, net	(53)	(66)
Income tax (expense) benefit	3	8
Net income (loss) for the period	$53	$1
Net Sales
Net sales derived from the Functional Amines segment was $407 million for the nine months ended September 30, 2014, which was a decrease of $3 million or 1% compared to the nine months ended September 30, 2013. The decrease was primarily due to adverse weather conditions during the first quarter of 2014 which negatively impacted the U.S. agrochemical business.
Net sales derived from the Specialty Amines segment was $531 million for the nine months ended September 30, 2014, an increase of $135 million or 34% compared to the nine months ended September 30, 2013. The increase was primarily due to additional net sales from the Formic Acid Solutions business acquired during 2014 as well as an increase in volume in the personal and home care, water treatment and energy end markets business.
Net sales derived from the Crop Protection segment for the nine months ended September 30, 2014 were $120 million, which was an increase of $9 million or 8% compared to the nine months ended September 30, 2013. This increase is due to favorable product mix.
Adjusted EBITDA
Adjusted EBITDA derived from the Functional Amines segment decreased by $5 million to $91 million for the nine months ended September 30, 2014 from $96 million in the nine months ended September 30, 2013. The decrease was mainly due to reduced volumes as a result of adverse weather conditions in the U.S. during the first quarter of 2014, which negatively impacted the agrochemical business, partially offset by improved product mix.
Adjusted EBITDA derived from the Specialty Amines segment increased by $22 million to $90 million for the nine months ended September 30, 2014 from $68 million in the nine months ended September 30, 2013. The increase was primarily related to the Formic Acid Solutions Acquisition and strong demand in the personal and home care, water treatment, and energy end markets.
Adjusted EBITDA derived from the Crop Protection segment increased by $8 million to $42 million for the nine months ended September 30, 2014 from $34 million in the nine months ended September 30, 2013. The increase was primarily due to higher pricing and product mix effects.
Total Adjusted EBITDA for the nine months ended September 30, 2014 was $223 million, compared to $198 million in the nine months ended September 30, 2013, which represented an increase of $25 million or 13%. The increase was primarily due to the contribution from the Formic Acid Solutions business and strong performance in the Crop Protection segment. In addition, there was continued growth in our Specialty Amines segment serving the personal and home care, water treatment and energy end-markets, partially offset by a decline in the agrochemicals business which saw negative impacts from the weather in the U.S.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations and short-term and long-term borrowings. We also make use of off-balance sheet, non-recourse factoring facilities (the “Non-Recourse Factoring Facilities”) to help manage fluctuations in our trade working capital. Our Factoring Facilities have a combined limit of $199 million (the U.S. Dollar equivalent of the €158 million commitment amounts as of September 30, 2014) and applies to the eligible accounts receivable in the United States, Belgium, Germany, and Finland. The arrangements contains limitations as to the amount of eligible receivables that any one debtor can be factored at any moment in time. The limit is usually 15% of the amount of outstanding eligible receivables with the exception of certain specific debtors, where this limit is 30%. The Non-Recourse Factoring Facilities are committed until December 31, 2017 with a provision for indefinite extension and a notice period prior to termination of one year. Financing was approved on 85% of the relevant outstanding accounts receivable.
The costs associated with the Non-Recourse Factoring Facilities consist of a commission fee on the factored receivables and an interest charge on the amount drawn under the facilities. The total commission fees on the factored receivables for the three and nine months ended September 30, 2014 was $0.4 million and $1.0 million, respectively. The total commission fees on the factored receivables for the three and nine months ended September 30, 2013 was $0.2 million and $0.8 million, respectively. The interest charge for the three and nine months ended September 30, 2014 was $0.5 million and $1.3 million, respectively. The interest charge for the three and nine months ended September 30, 2013 was $0.3 million and $1.1 million, respectively. The amount drawn under the Non-Recourse Factoring Facilities was $129 million at September 30, 2014 and $103 million at December 31, 2013.
We also have senior secured credit facilities totaling $816 million consisting of a revolving credit facility, none of which was drawn as of September 30, 2014, a USD term loan facility and a Euro term loan facility (the "Senior Secured Credit Facilities"). In addition, we have $400 million in aggregate principal amount outstanding of 9.75% second-priority notes due 2020 (the “2020 Notes”) (the “Notes”). The Senior Secured Credit Facilities and the indenture governing the Notes contain customary covenants. We may be required to comply with a specific financial ratio under our revolving credit facility. Under the revolving credit facility, if we have indebtedness under the revolving credit facility or if more than $20 million of letters of credit that are not cash-collateralized are outstanding, we must maintain a maximum net first lien coverage ratio of 4.50 to 1.00, tested quarterly and upon each credit extension. As of September 30, 2014, there were no amounts drawn under our revolving credit facility and we had a net first lien coverage ratio of 1.80 to 1.00, which would have been in compliance with the ratio requirement if we were under an obligation to comply. This restriction may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.
Future Cash Needs
Our primary future cash needs will be used to meet debt service requirements, working capital requirements, capital commitments and capital expenditures. Capital expenditures in 2014 are expected to be approximately $85 million (of which $54 million is for growth capital expenditures). We may also pursue strategic acquisition opportunities which may impact our future cash requirements. We believe that our cash flows from operations, combined with availability under our revolving credit facility and our factoring facility, will be sufficient to meet our presently anticipated future cash needs.
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
Cash Flows
Cash and cash equivalents decreased from $88 million at December 31, 2013 to $85 million at September 30, 2014. This decrease was primarily attributable to the $179 million Formic Acid Solutions Acquisition and $81 million in capital spending offset by $137 million in debt borrowings and $132 million from cash generated from operating activities. Of the total cash balance, the majority is in the United States and Belgium, which is where the cash is needed.
Cash flows from operating, investing and financing activities are presented in the following table:

	Nine Months Ended September 30,
(In millions)	2014	2013
Cash provided by (used in):
Operating activities	$132	$52
Investing activities	(260)	(48)
Financing activities	128	(29)
Effects of change in exchange rates on cash and cash equivalents	(3)	3
Net change in cash and cash equivalents	$(3)	$(22)
Net cash flows from operating activities consist of profit after tax adjusted for changes in net working capital and non-cash items such as depreciation, amortization and write-offs, and movements in provisions and pensions. For the nine months ended September 30, 2014, cash from operating activities was $132 million, which was an increase of $80 million compared to the nine months ended September 30, 2013. The primary driver of this increase was the positive net income adjusted for the non-cash depreciation related to the step-up of the assets related to the 2014 Formic Acid Solutions Acquisition.
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

(In millions)	September 30, 2014	December 31, 2013
Trade receivables	$87	$63
Inventory	143	138
Trade payables	(110)	(103)
Trade working capital	$120	$98

Trade working capital at September 30, 2014 was $120 million, up by $22 million from $98 million at the end of 2013. The increase was primarily due to accounts receivable, inventory and accounts payable acquired in connection with the Formic Acid Solutions Acquisition.
Trade Receivables
Trade receivables at September 30, 2014 were $87 million, an increase of $24 million from $63 million at the end of 2013. The increase was primarily driven by accounts receivable related to the Formic Acid Solutions business and higher revenues in the three months ended September 30, 2014 compared to revenues in the three month period ending December 31, 2013 due to seasonality.
Inventories
Inventories at September 30, 2014 were $143 million, an increase of $5 million from $138 million at the end of 2013. The increase was primarily driven by inventory acquired in connection with the Formic Acid Solutions Acquisition.
Trade Payables
Trade payables at September 30, 2014 were $110 million, an increase of $7 million from $103 million at the end of 2013. The increase was primarily driven by payables related to the the Formic Acid Solutions business.
Cash used in investing activities was $260 million for the nine months ended September 30, 2014, primarily due to the Formic Acid Solutions Acquisition and capital expenditures related to the Methyls project at our Pace location. Cash used in investing activities was $48 million for the nine months ended September 30, 2013, primarily due to ongoing capital expenditures at the plant sites.
Capital Expenditures
The table below sets forth information with respect to our capital expenditures for the nine months ended September 30, 2014 and 2013:

(In millions)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Tangible capital expenditures	$72	$43
Growth and optimization	50	29
Maintenance	22	14
Intangible capital expenditures	9	5
Total capital expenditures	$81	$48
Generally, our capital expenditures are directed to one of two main categories of tangible assets, growth and optimization projects and capital improvements. A relatively small part of our capital expenditures are spent on intangible assets, including information and communications technology and toxicological and regulatory studies in connection with product registrations and re-registrations. The nine months ended September 30, 2014 includes our methylamine expansion project in Pace, Florida.
Cash provided by financing activities was $128 million for the nine months ended September 30, 2014 primarily due to the borrowing of additional debt to finance the Formic Acid Solutions Acquisition. Cash used in financing activities for the nine months ended September 30, 2013 was $29 million as a result of the early extinguishment of the face value of $250 million of the PIK Toggle Notes, as well as the remaining $7 million payment related to the shareholder distribution from December 2012, partially offset by $233 million of net funds raised from the sale of common stock, primarily in the Company's IPO.
Non-Current Interest-bearing Loans and Borrowings
Interest-bearing loans and borrowings increased by $107 million to $1,015 million between December 31, 2013 and September 30, 2014, due to the additional debt borrowings to fund the Formic Acid Solutions Acquisition, partially offset by principal payments on existing loans.

Contractual Obligations
The following table summarizes our future contractual obligations as of September 30, 2014:

(In millions)	2014	2015	2016	2017	2018	Thereafter	Total
Senior Secured Credit Facilities:
Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
USD term loan credit facility (a)	1	4	4	4	4	367	384
EUR term loan credit facility (a)	1	2	2	2	2	223	232
Second-Priority senior secured notes	—	—	—	—	—	400	400
Interest expense	15	61	60	60	60	53	309
Operating leases	3	10	9	8	6	10	46
Capital leases	—	1	1	1	2	1	6
Purchase commitments (b)	1	3	3	2	3	13	25
Total	$21	$81	$79	$77	$77	$1,067	$1,402

(a)	Our term loans bear interest at variable rates, which are assumed to reflect the LIBOR currently in effect for purposes of this table; actual rates could differ materially.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.
Item 3. Defaults on Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
See the Index to Exhibits on Page 36.
* * * * *

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Ghent, Belgium, on November 6, 2014.

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